Form 10-Q
period 1996-06-30
DEWOLFE COMPANIES INC
filed 1996-08-14
CIK 888138

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to

                         Commission File number 1-11278

                           THE DEWOLFE COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


             MASSACHUSETTS                                      04-2895334
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification Number)

           80 Hayden Avenue
            Lexington, MA                                         02173
(Address of principal executive offices)                        (Zip Code)


                                 (617) 863-5858
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X      No
                                         ---        ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date (July 15, 1996)

Common Stock, par value $.01 per share, 3,330,989 shares


              Page 1 of 24 pages, Exhibit Index appears on Page 11.

                                       -2-
                           THE DEWOLFE COMPANIES, INC.
                                      INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE NO.

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          June 30, 1996 and December 31, 1995                                  3

          Condensed Consolidated Statements of Income (Loss) for the
          Three Months and Six Months ended June 30, 1996
          and June 30, 1995                                                    4

          Condensed Consolidated Statements of Cash Flows for
          the Six Months ended June 30, 1996 and June 30, 1995                 5

          Notes to Condensed Consolidated Financial Statements
          June 30, 1996                                                        6


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                7



PART II.  OTHER INFORMATION                                                    9

                                       -3-
                           THE DEWOLFE COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                                 June 30, 1996     December 31, 1995
                                                                                 -------------     -----------------
CURRENT ASSETS
     Cash                                                                        $  1,893,000        $  1,865,000
     Commissions receivable, net of allowance of $1,171,000 at
       June 30, 1996 and $593,000 at December 31, 1995                             22,649,000          11,416,000
     Mortgage loans held for resale                                                 9,110,000          11,046,000
     Note and advance receivable from stockholder                                      66,000              66,000
     Prepaid expenses and other current assets                                        418,000             445,000
                                                                                 ------------        ------------
       TOTAL CURRENT ASSETS                                                        34,136,000          24,838,000

PROPERTY AND EQUIPMENT
     Furniture and equipment                                                        6,155,000           5,480,000
     Land, building and improvements                                                4,097,000           3,767,000
                                                                                 ------------        ------------
                                                                                   10,252,000           9,247,000
     Accumulated depreciation                                                      (3,905,000)         (3,007,000)
                                                                                 ------------        ------------
       NET PROPERTY AND EQUIPMENT                                                   6,347,000           6,240,000

OTHER ASSETS
     Excess of cost over value in net assets acquired, net of
       accumulated amortization of $619,000 and $557,000                            1,897,000           1,959,000
     Other Assets                                                                   1,532,000           2,169,000
                                                                                 ============        ============
                                                                                 $ 43,912,000        $ 35,206,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank                                                          $  8,902,000        $ 10,724,000
     Current portion of long term debt                                              1,387,000           1,315,000
     Commissions payable                                                           14,900,000           7,506,000
     Accounts payable and accrued expenses                                          2,839,000           2,041,000
     Deferred mortgage fee income                                                     278,000             143,000
                                                                                 ------------        ------------
       TOTAL CURRENT LIABILITIES                                                   28,306,000          21,729,000

LONG TERM DEBT, net of current portion                                              4,647,000           4,112,000
NON COMPETE AGREEMENTS AND CONSULTING
  AGREEMENTS PAYABLE                                                                  992,000           1,172,000

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 3,000,000 shares authorized;
         none outstanding
     Common stock, $.01 par value; 10,000,000 shares authorized; 3,298,656 shares issued at June 30, 1996 and
     3,295,014 shares issued at December 31, 1995                                      33,000              33,000
     Additional paid-in capital                                                     6,135,000           6,116,000
     Retained earnings                                                              3,814,000           2,059,000
                                                                                 ------------        ------------
       TOTAL STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK                             9,982,000           8,208,000
          Less Treasury Stock (2,857 shares), at cost                                 (15,000)            (15,000)
                                                                                 ------------        ------------
       TOTAL STOCKHOLDERS' EQUITY                                                   9,967,000           8,193,000
                                                                                 ------------        ------------
                                                                                 $ 43,912,000        $ 35,206,000
                                                                                 ============        ============


            See notes to condensed consolidated financial statements

                                       -4-
                           THE DEWOLFE COMPANIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                             Three Months Ended June 30,               Six Months Ended June 30,
                                           --------------------------------        --------------------------------
                                                   1996                1995                1996                1995
Revenues:
     Commission revenues                   $ 27,105,000        $ 24,770,000        $ 47,066,000        $ 40,383,000
     Mortgage origination revenues            1,359,000           1,151,000           2,311,000           1,795,000
     Other revenues                             353,000             336,000             386,000             388,000
                                           ------------        ------------        ------------        ------------
       TOTAL REVENUES                        28,817,000          26,257,000          49,763,000          42,566,000

Commission expense:
     Real estate brokerage                   16,903,000          15,704,000          29,295,000          25,446,000
     Mortgage origination                       362,000             337,000             657,000             508,000
                                           ------------        ------------        ------------        ------------
      TOTAL COMMISSION EXPENSE               17,265,000          16,041,000          29,952,000          25,954,000
                                           ------------        ------------        ------------        ------------

            NET REVENUES                     11,552,000          10,216,000          19,811,000          16,612,000

Operating expenses:
     Compensation and benefits                3,215,000           3,244,000           6,396,000           5,961,000
     Facilities                               1,179,000           1,094,000           2,322,000           2,101,000
     General and administrative               2,091,000           1,897,000           3,624,000           3,177,000
     Marketing and promotion                  1,552,000           1,950,000           2,893,000           3,246,000
     Communications                             379,000             294,000             652,000             590,000
     Provision for doubtful accounts            126,000              98,000             372,000             230,000
                                           ------------        ------------        ------------        ------------
            TOTAL OPERATING EXPENSES          8,542,000           8,577,000          16,259,000          15,305,000
                                           ------------        ------------        ------------        ------------

            OPERATING INCOME                  3,010,000           1,639,000           3,552,000           1,307,000


Other income (expenses):
     Interest expense                          (297,000)           (316,000)           (539,000)           (459,000)
     Interest income                            151,000              96,000             237,000             139,000
                                           ------------        ------------        ------------        ------------

       INCOME BEFORE INCOME TAXES             2,864,000           1,419,000           3,250,000             987,000


Income taxes                                  1,315,000             618,000           1,495,000             429,000
                                           ------------        ------------        ------------        ------------

            NET INCOME                     $  1,549,000        $    801,000        $  1,755,000        $    558,000
                                           ============        ============        ============        ============


Earnings per common share                  $       0.44        $       0.24        $       0.50        $       0.18

Weighted average common
     shares outstanding                       3,511,442           3,397,159           3,509,960           3,174,200



            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Six Months Ended June 30,
                                                                  1996              1995
                                                          ------------------------------

Increase (Decrease) in Cash
OPERATING ACTIVITIES
     Cash received from customers                         $ 38,665,000      $ 31,613,000
     Commissions and compensation paid to co-brokers,
       sales associates and mortgage consultants           (22,525,000)      (18,865,000)
     Operating expenses paid                               (14,333,000)      (13,334,000)
     Provision for doubtful accounts                          (372,000)         (230,000)
     Mortgage loans orginated for sale                     (89,473,000)      (62,317,000)
     Proceeds from mortgage loan sales                      91,409,000        47,201,000
     Net borrowings (repayment) on note payable, bank       (1,822,000)       14,765,000
     Interest received                                         237,000           139,000
     Interest paid                                            (541,000)         (401,000)
     Income taxes paid                                        (838,000)             --
                                                          ------------      ------------
       Cash provided (used) for operating activities           407,000        (1,429,000)

INVESTING ACTIVITIES
     Expenditures for business combinations                       --          (1,596,000)
     Expenditures for property and equipment                  (495,000)         (395,000)
                                                          ------------      ------------
       Cash used for investing activities                     (495,000)       (1,991,000)

FINANCING ACTIVITIES
     Net borrowings under revolving line of credit             800,000         1,400,000
     Principal payments on long term debt                     (703,000)         (341,000)
     Issuance of common stock                                   19,000         1,635,000
                                                          ------------      ------------
       Cash provided by financing activities                   116,000         2,694,000
                                                          ------------      ------------
       NET INCREASE (DECREASE) IN CASH                          28,000          (726,000)
Cash at beginning of period                                  1,865,000         1,919,000
                                                          ------------      ------------
     CASH AT END OF PERIOD                                $  1,893,000      $  1,193,000
                                                          ============      ============
Supplemental Information:
     Noncash investing and financing activities
       Leases capitalized                                 $    510,000      $    852,000




            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                                  JUNE 30, 1996

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - ACCOUNTING FOR ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising costs for the second quarter of 1996 and 1995 were $1,189,000 and $1,460,000 respectively, and for the first six months of 1996 and 1995 these costs were $2,144,000 and $2,319,000 respectively.

                           THE DEWOLFE COMPANIES, INC.
                                  JUNE 30, 1996
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations


Commission Revenues:

Commission revenues increased 9% in the second quarter of 1996 to $27.1 million, an increase of $2.3 million over the second quarter of 1995. The first six months commission revenues was $47.1 million, or 17% higher than the same period in 1995. The increase in commission revenues is primarily attributed to an increase in business in the Company's existing markets which the Company believes was caused by a decrease in interest rates and a general improvement in consumer confidence that had a generally positive effect on residential real estate brokerage.

Commission revenues includes $1.4 million of revenues from relocation services in the second quarter of 1996 as compared to $1.1 million in the second quarter of 1995, an increase of 27%. For the first six months of 1996 commission revenues from relocation services was $2.4 million as compared to $1.8 million during the first six months of 1995. The increase is primarily due to an increase in the number of corporate accounts and affinity groups that the Company services.

Net revenues from commissions increased 12% or $1.1 million in the second quarter of 1996 to $10.2 million and net revenues from commissions increased 19.5% or $2.9 million during the first six months of 1996 to $17.8 million. Net commission revenues as a percentage of commission revenues increased to 37.8% for the first six months of 1996 as compared to 36.9% for the same period in 1995.

Mortgage Origination Revenues :

Mortgage origination revenues increased 18% in the second quarter of 1996 to $1.4 million, an increase of $208 thousand compared to the second quarter of 1995. For the first six months of 1996 mortgage origination revenues were $2.3 million or 29% more than the same period in 1995. The increase is primarily due to an increase in mortgage banking business generally, which the Company believes was caused by a decrease in interest rates and a general improvement in consumer confidence.

Net revenues from mortgage origination as a percentage of total mortgage origination income for the first six months of 1996 and 1995 was 72%.

Operating Expenses:

Operating expenses for the second quarter of 1996 decreased $35,000 from second quarter of 1995 and as a percentage net revenues, operating expenses decreased from 84% to 74%.

Operating expenses increased 6% or $1.0 million for the six months of 1996 to $16.3 million compared to $15.3 million in the six months of 1995. Operating expenses as a percentage of net revenues decreased from 92% to 82% for the six months of 1995 and 1996, respectively, The increase of $1.0 million is primarily due to variable cost increases caused by the increase in the Company's overall business.

The decrease in operating expenses as a percentage of net revenue in 1996 is due to the effects of the Company's cost cutting and restructuring plan, and in the improvement in residential real estate brokerage and mortgage business generally.

Interest Expense and Interest Income:

Interest expense decreased by $19 thousand in the second quarter of 1996 as compared to 1995 and increased by $80 thousand for the first six months of 1996 compared to 1995. The increase for the six months of 1996 is partially due to interest expense from borrowings under the mortgage banking credit line that provides financing for mortgage loans originated by the Company. Interest expense from these borrowings was $135 thousand in the second quarter of 1996 and $131 thousand for the second quarter of 1995, and interest expense from these borrowings for the first six months of 1996 and 1995 were $223 thousand and $167 thousand, respectively. In addition, interest expense related to acquisitions decreased by $15 thousand in the second quarter of 1996 as compared to 1995, and acquisition interest decreased by $21 thousand in the first six months of 1996 as compared to 1995. The remaining interest expense increase is primarily due to the financing of capital lease obligations and the borrowings under the revolving line of credit.

The increase of $55 thousand in interest income in the second quarter of 1996 as compared to 1995, as well as the increase of $98 thousand for the first six months of 1996 compared to 1995, is due to an increase in the amount of interest earned from mortgage loans made to mortgage customers in 1996.


Net Income:

Net income increased 93% in the second quarter of 1996 to $1.549 million as compared to $801 thousand in the second quarter of 1995. Net income for the first six months of 1996 was $1.755 million compared to $558 thousand in 1995. The increase in net income for the second quarter and for the first six months of 1996 was primarily attributed to an increase in business in the Company's existing markets, which the Company believes was caused by a decrease in interest rates and a general improvement in consumer confidence that had a generally positive effect on residential real estate brokerage as well as the Company's cost cutting and restructuring plan.


Liquidity and Sources of Capital

Cash balances at June 30, 1996 and June 30, 1995 were $1.9 million. Cash provided by operations for the first six months of 1996 was $407 thousand as compared to cash used by operations for the first six months of 1995 of $1.4 million. In connection with the mortgage loan activity the Company obtained an increase to its credit line that is used to finance mortgage loans that it originates. The credit line was increased from $18 million to $25 million.

The Company's borrowings under its $3 million line of credit with the First National Bank of Boston had an outstanding balance of $1.2 million at June 30, 1996.

The Company considers its future cash flow from operations combined with its credit arrangements with the First National Bank of Boston to be adequate to fund continuing operations, however, the Company expects to continue to expand its existing businesses which may include opening new real estate sales offices as well as making investments in or acquiring other real estate businesses. As a result, the Company from time-to-time may seek additional or alternate sources of debt or equity financing which may include the issuance of shares of the Company's capital stock.

                           THE DEWOLFE COMPANIES, INC.
                                  JUNE 30, 1996



PART II.    OTHER INFORMATION

Item 4          Submissions of Matters to a vote of Security Holders

     The annual meeting of the shareholders was held on May 14, 1996 in Lexington, Massachusetts. A brief description of each matter voted upon at the meeting and a tabulation of votes with respect to each such matter is attached as Exhibit (22).

Item 6          Exhibits and Reports on Form 8-K

     (a)    The following Exhibits are included herein:

                   See Exhibit Index on page 11 of this report


     (b)    Reports on  Form 8-K

                   None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 12, 1996                       THE DEWOLFE COMPANIES, INC.

                                            By: /s/James A. Marcotte
                                                --------------------------------
                                                James A. Marcotte
                                                Senior Vice President
                                                and Chief Financial Officer

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 12, 1996                       THE DEWOLFE COMPANIES, INC.

                                            By:
                                                --------------------------------
                                                James A. Marcotte
                                                Senior Vice President
                                                and Chief Financial Officer

                           THE DEWOLFE COMPANIES, INC.
                                  JUNE 30, 1996


                                  EXHIBIT INDEX


                                      10-Q






ITEM          DESCRIPTION                                            LOCATION
- - ----          -----------                                            --------

(10) (i)      Employment Agreement dated April 29, 1996............  Page 12 to Page 14
              with James A. Marcotte                                   of this report


(10) (ii)     Stock Purchase Plan, as amended......................  Page 15 to Page 19 of this report

(11)          Statement re:  Computation of Per Share Earnings.....  Page 20


(22)          Published Report Regarding Matters Submitted to a
              a Vote of Security Holders...........................  Page 21 to Page 23
                                                                       of this report

(27)          Financial Data Schedule..............................  Page 24 of this report