Form 10-Q
period 1996-09-30
DEWOLFE COMPANIES INC
filed 1996-11-14
CIK 888138

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date (October 31, 1996)

Common Stock, par value $.01 per share 3,331,951 shares



            Page 1 of 24 pages, Exhibit Index appears on Page 11.

                           THE DEWOLFE COMPANIES, INC.

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                PAGE NO.
Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1996 and December 31, 1995                                 3


                  Condensed Consolidated Statements of Income for the
                  Three Months and Nine Months ended September 30, 1996
                  and September 30, 1995                                                   4


                  Condensed Consolidated Statements of Cash Flows for
                  the Nine Months ended September 30, 1996 and September 30, 1995          5


                  Notes to Condensed Consolidated Financial Statements
                  September 30, 1996                                                       6


Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                    7


PART II.          OTHER INFORMATION                                                        9

                           THE DEWOLFE COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS


                                                                            September 30, 1996   December 31, 1995
                                                                            ------------------   -----------------
CURRENT ASSETS
     Cash                                                                       $  2,480,000       $  1,865,000
     Commissions receivable, net of allowance of $ 943,000 at
        September 30, 1996 and $ 593,000 at December 31, 1995                     16,203,000         11,416,000
     Mortgage loans held for resale                                                7,940,000         11,046,000
     Note and advance receivable from stockholder                                     66,000             66,000
     Prepaid expenses and other current assets                                       467,000            445,000
                                                                                ------------       ------------
        TOTAL CURRENT ASSETS                                                      27,156,000         24,838,000

PROPERTY AND EQUIPMENT
     Furniture and equipment                                                       6,497,000          5,480,000
     Land, building and improvements                                               4,252,000          3,767,000
                                                                                ------------       ------------
                                                                                  10,749,000          9,247,000
     Accumulated depreciation                                                     (4,377,000)        (3,007,000)
                                                                                ------------       ------------
        NET PROPERTY AND EQUIPMENT                                                 6,372,000          6,240,000

OTHER ASSETS
     Excess of cost over value in net assets acquired, net of accumulated
        amortization of $ 650,000 and $ 557,000                                    1,866,000          1,959,000
     Other Assets                                                                  1,756,000          2,169,000
                                                                                ------------       ------------
                                                                                $ 37,150,000       $ 35,206,000
                                                                                ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank                                                         $  7,742,000       $ 10,724,000
     Current portion of long term debt                                             1,214,000          1,315,000
     Commissions payable                                                          10,697,000          7,506,000
     Accounts payable and accrued expenses                                         2,581,000          2,041,000
     Deferred mortgage fee income                                                    154,000            143,000
                                                                                ------------       ------------
        TOTAL CURRENT LIABILITIES                                                 22,388,000         21,729,000

LONG TERM DEBT, net of current portion                                             3,474,000          4,112,000
NON COMPETE AGREEMENTS AND CONSULTING
   AGREEMENTS PAYABLE                                                                898,000          1,172,000

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 3,000,000 shares authorized;
        none outstanding
     Common stock, $.01 par value; 10,000,000 shares authorized;
     3,351,991 shares issued at September 30, 1996 and
     3,295,014 shares issued at December 31, 1995                                     34,000             33,000
     Additional paid-in capital                                                    6,324,000          6,116,000
     Retained earnings                                                             4,152,000          2,059,000
                                                                                ------------       ------------
        TOTAL STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK                          10,510,000          8,208,000
           Less Treasury Stock (20,063 shares at September 30, 1996
           and 2,857 shares at December 31, 1995) at cost                           (120,000)           (15,000)
                                                                                ------------       ------------
        TOTAL STOCKHOLDERS' EQUITY                                                10,390,000          8,193,000
                                                                                ------------       ------------
                                                                                $ 37,150,000       $ 35,206,000
                                                                                ============       ============

            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    Three Months Ended                    Nine Months Ended
                                                       September 30,                         September 30,
                                                  -----------------------               ----------------------
                                                  1996               1995               1996              1995
                                                  ----               ----               ----              ----
Revenues:
     Real estate brokerage                   $ 22,225,000       $ 21,465,000       $ 71,193,000       $ 61,848,000
     Mortgage origination                       1,249,000          1,405,000          3,560,000          3,200,000
     Other                                         37,000             80,000            423,000            468,000
                                             ------------       ------------       ------------       ------------
        TOTAL REVENUES                         23,511,000         22,950,000         75,176,000         65,516,000

Commission expense:
     Real estate brokerage                     13,879,000         13,622,000         45,076,000         39,068,000
     Mortgage origination                         363,000            388,000          1,020,000            896,000
                                             ------------       ------------       ------------       ------------
        TOTAL COMMISSSION EXPENSE              14,242,000         14,010,000         46,096,000         39,964,000
                                             ------------       ------------       ------------       ------------


               NET REVENUES                     9,269,000          8,940,000         29,080,000         25,552,000

Operating expenses:
     Compensation and benefits                  3,630,000          3,354,000         10,026,000          9,315,000
     Facilities                                 1,253,000          1,233,000          3,575,000          3,334,000
     General and administrative                 1,806,000          1,762,000          5,430,000          4,939,000
     Marketing and promotion                    1,461,000          1,524,000          4,354,000          4,770,000
     Communications                               367,000            461,000          1,019,000          1,051,000
     Provision for doubtful accounts               28,000             78,000            400,000            308,000
                                             ------------       ------------       ------------       ------------

               TOTAL OPERATING EXPENSES         8,545,000          8,412,000         24,804,000         23,717,000
                                             ------------       ------------       ------------       ------------

               OPERATING INCOME                   724,000            528,000          4,276,000          1,835,000

Other income (expenses):
     Interest expense                            (300,000)          (478,000)          (839,000)          (937,000)
     Interest income                              202,000            239,000            439,000            378,000
                                             ------------       ------------       ------------       ------------

        INCOME BEFORE INCOME TAXES                626,000            289,000          3,876,000          1,276,000

Income taxes                                      288,000            128,000          1,783,000            557,000
                                             ------------       ------------       ------------       ------------

               NET INCOME                    $    338,000       $    161,000       $  2,093,000       $    719,000
                                             ============       ============       ============       ============

Earnings Per Common Share                    $       0.10       $       0.05       $       0.61       $       0.21


Weighted average common
   shares outstanding                           3,448,604          3,474,858          3,406,196          3,398,323

            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                       -----------------------
                                                                       1996               1995
                                                                       ----               ----
Increase (Decrease) in Cash
OPERATING ACTIVITIES
     Cash received from customers                                $  70,400,000       $  59,369,000
     Commissions and compensation paid to co-brokers, sales
        associates and mortgage consultants                        (42,910,000)        (36,316,000)
     Operating expenses paid                                       (22,697,000)        (21,705,000)
     Provision for doubtful accounts                                  (400,000)           (308,000)
     Mortgage loans originated for sale                           (131,619,000)       (122,399,000)
     Proceeds from mortgage loan sales                             134,726,000         110,658,000
     Net borrowings on note payable, bank                           (2,982,000)         11,472,000
     Interest received                                                 439,000             378,000
     Interest paid                                                    (853,000)           (851,000)
     Income taxes paid                                              (1,353,000)           (452,000)
                                                                 -------------       -------------
        Cash provided (used) by operating activities                 2,751,000            (154,000)

INVESTING ACTIVITIES
     Expenditures for business combinations                                 --          (1,596,000)
     Expenditures for property and equipment                          (797,000)           (556,000)
                                                                 -------------       -------------
        Cash used for investing activities                            (797,000)         (2,152,000)

FINANCING ACTIVITIES
     Net borrowings under line of credit                              (400,000)            100,000
     Principal payments on long term debt                           (1,044,000)           (561,000)
     Purchase of treasury stock                                        210,000             (15,000)
     Issuance of common stock                                         (105,000)          1,641,000
                                                                 -------------       -------------
        Cash provided by financing activities                       (1,339,000)          1,165,000
                                                                 -------------       -------------
        NET INCREASE (DECREASE) IN CASH                                615,000          (1,141,000)
Cash at beginning of period                                          1,865,000           1,919,000
                                                                 -------------       -------------
     CASH AT END OF PERIOD                                       $   2,480,000       $     778,000
                                                                 =============       =============

Supplemental Information:
     Noncash investing and financing activities
        Leases capitalized                                       $     705,000       $   1,142,000

            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                               SEPTEMBER 30, 1996

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - ACCOUNTING FOR ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising costs for the third quarter of 1996 and 1995 were $1,139,000 and $1,133,000, respectively, and for the first nine months of 1996 and 1995 these costs were $3,283,000 and $3,452,000, respectively.

                           THE DEWOLFE COMPANIES, INC.
                               SEPTEMBER 30, 1996
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Real Estate Brokerage Revenues:

Real estate brokerage revenues increased 4% in the third quarter of 1996 to $22.2 million, an increase of $760 thousand over the third quarter of 1995. The first nine months real estate brokerage revenues were $71.2 million, or 15% higher than the same period in 1995. The increase in real estate brokerage revenues is primarily attributed to an increase in business in the Company's existing markets which the Company believes was caused by a decrease in interest rates and a general improvement in consumer confidence that had a generally positive effect on residential real estate brokerage.

Real estate brokerage revenues includes $1.3 million of revenues from relocation services in the third quarter of 1996 as compared to $1.1 million in the third quarter of 1995, an increase of 18%. For the first nine months of 1996 real estate brokerage revenues from relocation services was $3.7 million as compared to $2.9 million during the first nine months of 1995. The increase is primarily due to an increase in the number of corporate accounts and affinity groups that the Company services.

Net revenues from real estate brokerage increased 6% or $503 thousand in the third quarter of 1996 to $8.3 million and net revenues from real estate brokerage increased 15% or $3.3 million during the first nine months of 1996 to $26.1 million. Net real estate brokerage revenues as a percentage of real estate brokerage revenues increased to 37.5% for the third quarter of 1996 as compared to 36.5% for the same period in 1995.

Mortgage Origination Revenues:

Mortgage origination revenues decreased 11% in the third quarter of 1996 to $1.2 million, a decrease of $156 thousand compared to the third quarter of 1995. The decrease in mortgage origination revenue in the third quarter of 1996 as compared to 1995 is primarily due to a decrease in mortgage loans closed from $83.3 million in the third quarter of 1995 as compared to $79.2 million in the third quarter of 1996.

For the first nine months of 1996 mortgage origination revenues were $3.6 million or 11% more than the same period in 1995. The increase in mortgage origination revenues for the nine month period of 1996 as compared to 1995 was due to an increase in mortgage loans closed from $187.6 million in the nine month period of 1995 as compared to $217.4 million in 1996. The increase for the nine month period is primarily due to an increase in mortgage banking business generally, which the Company believes was caused by the decrease in interest rates and a general improvement in consumer confidence

Net revenues from mortgage origination as a percentage of total mortgage origination revenues for the first nine months of 1996 was 71%, compared to 72% for the same period in 1995.

Operating Expenses:

Operating expenses for the third quarter of 1996 increased $133 thousand or 2% from third quarter of 1995, and as a percentage net revenues, operating expenses decreased from 94% to 92%.

Operating expenses increased 5% or $1.1 million for the nine months of 1996 to $24.8 million compared to $23.7 million in the nine months of 1995. Operating expenses as a percentage of net revenues decreased from 92% to 85% for the nine months of 1995 and 1996, respectively. The increase of $1.1 million is primarily due to variable cost increases caused by the increase in the Company's overall business.

The decrease in operating expenses as a percentage of net revenue in 1996 is due to the effects of the Company's cost cutting and restructuring plan, and to the improvement in the residential real estate brokerage and mortgage businesses generally.

Interest Expense and Interest Income:

Interest expense decreased by $178 thousand in the third quarter of 1996 as compared to 1995. The decrease for the third quarter of 1996 is primarily due to interest expense from borrowings under the mortgage banking credit line that provides financing for mortgage loans originated by the Company. Interest expense from these borrowings was $142 thousand in the third quarter of 1996 and $311 thousand for the third quarter of 1995. The remaining interest expense decrease is primarily due to the financing of capital lease obligations, acquisition interest and the borrowings under the revolving line of credit.

Interest expense decreased by $98 thousand for the first nine months of 1996 compared to 1995 primarily due to interest expense from borrowings under the mortgage banking credit line. Interest expense from these borrowings for the first nine months of 1996 and 1995 were $365 thousand $479 thousand, respectively. The decrease was offset in part by an increase in the financing of capital lease obligations, acquisition interest and the borrowings under the revolving line of credit.

The decrease of $77 thousand in interest income in the third quarter of 1996 as compared to 1995, as well as the increase of $61 thousand for the first nine months of 1996 compared to 1995, is primarily due to interest earned from mortgage loans made to mortgage customers in 1996 as compared to 1995.

Net Income:

Net income increased 110% in the third quarter of 1996 to $338 thousand as compared to $161 thousand in the third quarter of 1995. Net income for the first nine months of 1996 was $2.093 million compared to $719 thousand in 1995. The increase in net income for the third quarter and for the first nine months of 1996 was primarily attributed to an increase in business in the Company's existing markets, which the Company believes was caused by a decrease in interest rates and a general improvement in consumer confidence that had a generally positive effect on residential real estate brokerage, as well as the Company's cost cutting and restructuring plan.

Liquidity and Sources of Capital

Cash balances at September 30, 1996 and September 30, 1995 were $2.5 million and $1.9 million, respectively. Cash provided by operations for the first nine months of 1996 was $2.8 million as compared to cash used by operations for the first nine months of 1995 of $154 thousand.

In connection with the mortgage loan activity the Company maintains a credit line that is used to finance mortgage loans that it originates. The credit line was increased from $18 million to $25 million in the second quarter of 1996. The Company's borrowings under its $3 million line of credit with the First National Bank of Boston had no outstanding balance at September 30, 1996 compared to $400 thousand outstanding at September 30, 1995.

The Company has approved a stock repurchase plan authorizing the Company to acquire up to $1 million of the Company's outstanding common stock.

The Company considers it future cash flow from operations combined with its credit arrangement with the First National Bank of Boston to be adequate to fund continuing operations, however, the Company expects to continue to expand its existing businesses which may include opening new real estate sales offices as well as making investments in or acquiring other real estate business. As a result, the Company from time-to-time may seek additional or alternate sources of debt or equity financing which may include the issuance of shares of the Company's capital stock.

                           THE DEWOLFE COMPANIES, INC.
                               September 30, 1996





PART II.          OTHER INFORMATION

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



Date:  November 8, 1996                THE DEWOLFE COMPANIES, INC.

                                       By: /s/James A. Marcotte
                                          -------------------------------------
                                          James A. Marcotte
                                          Senior Vice President
                                          and Chief Financial Officer

                           THE DEWOLFE COMPANIES, INC.
                               September 30, 1996


                                  EXHIBIT INDEX


                                      10-Q



ITEM          DESCRIPTION                                                      LOCATION
----          -----------                                                      --------
(10)(i)       Letter Agreement dated July 13, 1996 with George W.              Page 12 to 22 of this report
              Lepke

(11)          Statement re:  Computation of Per Share Earnings                 Page 23 of this report

(27)          Financial Data Schedule                                          Page 24 of this report