Form 10-K
period 1996-12-31
DEWOLFE COMPANIES INC
filed 1997-03-31
CIK 888138

------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM l0-K
         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1996

                                       OR

         [ ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ------------ to ------------
                           Commission File No. 1-11278

                           THE DEWOLFE COMPANIES, INC.
             (Exact name of Registrant as specified in its charter)

              MASSACHUSETTS                                   04-2895334
      (State or other jurisdiction                          (IRS Employer
     incorporation or organization)                       Identification No.)

             80 Hayden Avenue                                    02173
         Lexington, Massachusetts                              (Zip Code)
 (Address of principal executive offices)

        Registrant's telephone number, including area code (617) 863-5858

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock $.01 par value                   American Stock Exchange
---------------------------                   -----------------------
     (Title of class)               (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of March 21,1997 (based on the closing sale price as reported on AMEX on such date) was $7,114,284.

The number of shares outstanding of the Registrant's Common Stock as of March 21, 1997 was 3,292,081.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on May 13, 1997, are incorporated by reference in Part III.

------------------------------------------------------------------------------

                                     PART I
ITEM 1.  BUSINESS
     The DeWolfe Companies, Inc. (the "Company") is an integrated home ownership service company, primarily engaged in the business of providing sales and marketing services to consumers in connection with residential real estate transactions. In addition, the Company originates and services residential mortgage loans, markets insurance products, and provides corporate and employee relocation services and asset management services to a variety of clients. As such, the Company describes the services that it renders as "home ownership" services. The Company concentrates primarily in the residential segment of the real estate market. Accordingly, for financial reporting purposes the Company views itself as operating in a single segment. The Company is the largest home ownership Company in New England where its services are offered in Massachusetts, New Hampshire, Maine, Connecticut and Rhode Island.

     The Company was incorporated in Massachusetts in 1984 at which time it acquired The DeWolfe Company, Inc., which had been incorporated in 1975 as the successor to a real estate brokerage business originally founded in 1949 by the family of the Company's Chairman and Chief Executive Officer, Richard B. DeWolfe. The DeWolfe Companies, Inc. is the parent corporation of four wholly-owned subsidiary corporations, which are the Company's operating entities: The DeWolfe Company, Inc. and its wholly-owned subsidiary Hillshire House, Inc., provide residential real estate sales and marketing services; DeWolfe New England Mortgage Services, Inc. originates and services residential real estate mortgage loans; and DeWolfe Relocation Services, Inc., and its wholly-owned subsidiary Referral Associates of New England, Inc. and Real Estate Referral, Inc. (a subsidiary of Hillshire House, Inc.) provide relocation services; The DeWolfe Insurance Agency, Inc. which was incorporated in 1996 to provide insurance products to the Company's customer base. The DeWolfe Company does business in Massachusetts and New Hampshire under the trade name "DeWolfe New England" and Hillshire House, Inc. does business in Connecticut under the trade name "DeWolfe Westledge". References in this Report to the business and operations of the Company include the business and operations of the Company and its subsidiaries as a consolidated entity.

Residential Real Estate Sales and Marketing
     The Company acts as a broker or agent in residential real estate transactions. In performing these services, the Company has historically represented the seller, either as the listing broker, or as a co-broker in the sale. In acting as a broker for the seller, the Company's services include assisting the seller in pricing the property and preparing it for sale, advertising the property, showing the property to prospective buyers, and assisting the seller in negotiating the terms of the sale and in closing the transaction. In exchange for these services, the seller pays to the Company a commission which is generally a fixed percentage of the sales price. In a co-broke arrangement the listing broker typically splits its commission with the other co-broker involved in the transaction. The Company also offers buyer brokerage services. When acting as a broker for the buyer, the Company's services include assisting the buyer in locating properties that meet the buyer's personal and financial specifications, showing the buyer properties, and assisting the buyer in negotiating the terms of the purchase and closing the transaction. In exchange for these services a commission is paid to the Company which also is generally a fixed percentage of the purchase price and is usually, with the consent of the listing broker, deducted from, and payable out of, the commission payable to the listing broker. With the consent of a buyer and seller, subject to certain conditions, the Company may, in certain circumstances, act as a selling broker and as a buying broker in the same transaction. The Company recognizes commission revenue and expense from brokerage services at the time a purchase and sale agreement is signed by the buyer and seller. Allowances are recorded for amounts that are estimated to be ultimately unrealized. The Company's sales and marketing services are provided by licenses real estate sales associates who have entered into independent contractor agreements with the Company.

Relocation Services
     Through DeWolfe Relocation Services, Inc. ("DRS"), a wholly-owned subsidiary, the Company offers to employers a variety of specialized services primarily concerned with facilitating the resettlement of transferred employees. These services include sales and marketing of transferees' existing homes for their corporate employer, assistance in finding new homes, educational and school placement counseling, customized videos, property marketing assistance, rental assistance, area tours, international relocation, group move services, marketing and management of foreclosed properties, career counseling, spouse/partner employment assistance, and financial services. Clients can select these programs and services on a fee basis according to their needs.

     Since 1987, the Company has maintained a Strategic Alliance Agreement with PHH Homequity ("PHH") the nation's largest relocation organization, which provides the Company with membership in PHH's nationwide network of over 400 other suppliers of relocation services. Under the terms of this agreement, PHH retains the Company to sell the homes PHH purchases from the transferred employees and to market them under the Company's usual commission arrangement. PHH also refers to the Company relocated employees who are in the market for a new home. In return for these referrals, the Company remits to PHH a fixed percentage of its commission from any sales. In addition, the Company also acts as an agent or marketing representative for other relocation services offered through the PHH network. DRS communicates electronically with PHH offices and members through a computer network called Hometrac. The Company's agreement with PHH is terminable by either party on 30 days notice. This alliance with PHH accounted for approximately 26% of DRS transactions for the year ended December 31, 1996.

     During 1996 and 1995, relocation services accounted for approximately 15% and 18% of the Company's real estate sales dollar volume (aggregate sales price).

Real Estate Brokerage Revenues
     The following table summarizes the Company's revenues from residential real estate transactions, including relocation, for the periods indicated:

                                             (Dollar amounts in thousands)
                                             Year ended          Percentage
                                            December 31,          increase
                                          1996          1995    1996 vs. 1995
                                          ----          ----    -------------

Number of Transactions                    14,168         12,375      14.5%
Aggregate Sales Price                 $2,797,417     $2,421,510      15.5%
Gross Real Estate Brokerage Revenues     $90,282        $78,217      15.4%
Net Real Estate Brokerage Revenues       $32,988        $28,972      13.9%

Gross real estate brokerage revenues accounted for 95%, 94% and 94% of total revenues and net real estate brokerage revenues accounted for 87%, 86% and 85% of net revenues of the Company for the years ended December 31, 1996, 1995 and 1994, respectively.

Mortgage Banking
     The Company, through its wholly-owned subsidiary, DeWolfe New England Mortgage Services, Inc. ("DMS"), is engaged in the residential mortgage business, which involves the origination, sale and servicing of mortgage loans for one-to-four family residences. The Company primarily originates and services loans for purchases of properties located in eastern Massachusetts, southern New Hampshire and Connecticut. The majority of these loans are for home sales transactions in which the Company also acts as a broker.

     The term "origination" refers generally to the process of providing mortgage financing for the purchase of property directly to the purchaser or for refinancing an existing mortgage. The Company primarily funds mortgage loans under a line of credit with CoreStates Bank which presently has a $25 million limit. The majority of its mortgage loans are funded by the line of credit, and a the remainder of the loans are funded by investors at closing. The Company sells the loans that it funds through the line of credit to investors on the secondary mortgage market. The Company has correspondent relationships with several financial institutions (investors or wholesale lenders) to whom it sells some of the mortgage loans that it originates. These sales are pursuant to a pre-closing commitment from the investor at a specified price, based upon a specified interest rate and type of mortgage loan. These relationships are governed by contracts which establish procedures for registering certain types of loans, including submitting complete loan packages for approval, meeting conditions established by the investors, funding the loans, delivering the closed loan package, and assigning the loan to the investor. The Company emphasizes the origination of "conventional" mortgage loans, as well as loans that are guaranteed or insured by agencies of the federal government, secured by one-to-four family residential properties (including condominiums), that comply with the requirements for sale to either the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company also originates "jumbo" loans (conventional loans that exceed the maximum amounts qualifying for sale to FNMA or FHLMC but that otherwise generally comply with FNMA or FHLMC requirements) and other loans that do not comply with FNMA or FHLMC requirements but that do comply with requirements for sale to private investors.

     During the fourth quarter of 1995, the Company was approved as a seller/servicer by the FNMA and the FHLMC, the largest national investors in residential mortgage loans and the Company began to sell some of its loans directly to these investors, while retaining the rights to service these loans. Mortgage servicing includes processing loan payments, administering escrow funds, monitoring delinquencies, managing foreclosures, and answering borrowers' inquires. Servicing fees are collected by the Company out of mortgage payments and are normally equal to a fixed percentage of the declining principal balance of the loan. In addition, income is derived from earnings on escrow accounts, late fees, and interest on funds received from borrowers prior to remittance to the purchasers of the loan. The right to service these loans has been treated as an asset (Mortgage Servicing Rights) of the Company. This servicing asset is subject to adjustments for impairment of valuation due to prepayment risk.

     The funding of loans by investors at closing or through the line of credit arrangement subjects the Company to certain risks. For example, if a loan fails to satisfy the terms required under an investor's pre-closing commitment, the investor may decide not to fund or purchase the loan. Alternatively, there is a risk that the Company will fail to obtain a pre-closing commitment from an investor in the secondary market when the Company makes a loan commitment to a borrower. In either case, the Company would then be required to find an alternative investor, which, depending on market conditions, and the nature of the issue giving rise to the first investor's failure to purchase the loan, could result in the loan being unsaleable or saleable only at a loss. The Company believes its exposure to interest rate risk is reasonable, but rapid changes in interest rates could result in loans being sold at a loss.

     Another risk the Company faces under this way of doing business is if an error is made in confirming coverage of a commitment, or if an investor breaches its obligation to purchase a loan at the agreed-upon price. The Company manages these risks by maintaining strict policies and procedures to insure proper coverage, under the supervision of an experienced "secondary market officer", and by carefully evaluating the financial capabilities and business practices of its investors.

     The Company believes that the mortgage servicing business is also subject to certain risks which may affect its existing mortgage origination business. For example, the decision to purchase servicing rights or to sell loans while retaining servicing rights will be based in part on the Company's estimate of the market value of the servicing rights purchased or retained, which in turn are based on the estimated present value of the expected future cash flows from such rights. Various events, such as a higher than anticipated rate of default or prepayment on loans as to which the Company has servicing rights, could adversely affect the value of, and earnings from, these rights. However, it is the Company's intention to acquire or retain only servicing rights "without recourse", which means that if a borrower defaults on a loan, then the Company would not be required to remit funds to the loan investor or owner until remittance was received from the borrower.

     The Company's mortgage revenues consist of loan origination fees, which are generally a percentage of the original principal amount of the loan and are commonly referred to as "points," servicing release premiums, which are generally a percentage of the original principal amount of the loan based on the financial return expected by the investor from the servicing rights, gains or losses on the sale of the loan and other miscellaneous fees. The Company recognizes mortgage origination revenues and expenses when the sale of a mortgage loan is consummated. DeWolfe New England Mortgage Services, Inc. is licensed as both a mortgage lender and as a mortgage broker in Massachusetts, New Hampshire, Rhode Island, Maine and Connecticut. The Company's net mortgage revenues accounted for 9% of net revenues in 1996 and 1995.

     The following table summarizes the Company's mortgage origination revenues for the periods indicated:

                                          (Dollar amounts in thousands)
                                        Year ended               Percentage
                                       December 31,               increase
                                  1996            1995         1996 vs. 1995
                                  ----            ----         -------------
Mortgages Originated
   and Closed                      1,843           1,636             12.7%
Aggregate Loan Amount           $274,115        $249,873              9.7%
Gross Mortgage Revenues           $4,473          $4,224              5.9%
Net Mortgage Revenues             $3,207          $3,043              5.4%
Loans Serviced for Others        $11,785               -               N/A
Mortgage Servicing Rights
(Booked Value)                       $84               -               N/A

Insurance Services
      In late 1996, the Company commenced its insurance agency business and acts as an insurance agent, advising customers as to their insurance needs and the appropriate types and amounts of coverage, placing coverage on their behalf with insurers directly or through wholesale insurance brokers, and assisting them with any subsequent claims. In return for these services, the Company's customers pay premiums based upon the type and amount of coverage purchased and the insurer would remit to the Company a commission for sale of the coverage. Premium and commission rates vary in amount depending upon the type of insurance coverage provided, the insurance company underwriting the coverage, and other factors. The revenues in 1996 from insurance were not material.

Marketing
     The Company's real estate sales and marketing, mortgage banking, insurance, relocation, and asset management services are marketed by a multimedia program conducted throughout eastern Massachusetts, southern New Hampshire, northern Rhode Island and central and southern Connecticut. This program includes direct mail, newspaper, catalog, radio and television advertising. The Company maintains a mobile video studio and produces and broadcasts its own weekly television program, "DeWolfe Home Vision," which currently airs in Boston, Massachusetts on WCVB-TV, Channel 5 and in Hartford, Connecticut WSFB-TV, Channel 3. The Company believes that this program is the only such proprietary program in the New England market area. In addition, the integrated nature of the Company's services is designed to produce a flow of customers from its sales and marketing business to its mortgage and insurance businesses.

     The Company markets relocation services directly to employers and asset management services directly to property owners. Contracts for asset management services are typically obtained through a competitive bidding process.

Competition
     The businesses in which the Company is engaged are highly competitive. Many of its competitors, through affiliated franchising organizations, have substantially greater financial resources than the Company. However, the Company believes that its ability to offer its customers a range of inter-related services and its relative strength in residential real estate sales and marketing strongly position it to meet the competition and improve its market share.

     In the Company's traditional business of residential real estate sales and marketing, the Company competes primarily with franchise real estate organizations, such as Century-21, ERA, Realty World, Better Homes and Gardens, RE/MAX, The Prudential, and Coldwell Banker; and multi-office independent real estate organizations, such as Dallamora, and Jack Conway & Company. The Company believes that its major competitors in 1997 will be franchise organizations, such as RE/MAX and Coldwell Banker. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, to some degree, price.

     The Company's relocation business is fully integrated with its residential real estate sales and marketing business. Accordingly, the Company's major competitors are many of the same franchise organizations previously noted. Competition in the relocation business is based primarily on level of service, reputation, personal contact and recently to a greater extent, price.

     In its mortgage business, the Company competes with other mortgage originators, such as mortgage bankers, state and national banks, and thrift institutions for loan origination. Many of the Company's competitors for mortgage services have substantially greater resources than the Company. The Company competes for loan origination business based on services offered, price and available terms and referral customers generated by its sales and marketing services. DMS employs full-time mortgage consultants who are assigned to various Company real estate offices. The mortgage consultants originate mortgage loans almost exclusively from the Company's real estate customers.

Government Regulation
     Several facets of the Company's business are subject to government regulation. For example, the Company's wholly-owned subsidiary, The DeWolfe Company, Inc., (d/b/a DeWolfe New England), is licensed as a real estate broker in Massachusetts, New Hampshire, Maine, and Rhode Island, and its subsidiary, Hillshire House, Inc. (d/b/a DeWolfe Westledge), is licensed in Connecticut. In addition, the Company's real estate sales associates must be licensed as real estate brokers or salespersons in the states in which they act as a broker. In every case, all such licenses may be denied or revoked for various reasons, including the violation of regulations, conviction of crimes, and the like. Future expansion of the Company's operations into new geographic markets may subject it to similar licensing requirements in other states.

     A number of states and localities have adopted laws and regulations imposing environmental controls, disclosure rules, zoning, and other land use restrictions, which can materially impact the marketability of certain real estate. However, the Company does not believe that compliance with environmental, zoning, and land use laws and regulations has had, or will have, a materially adverse effect on its financial condition or operations.

     In its mortgage business, mortgage loan origination activities are subject to the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. The Company recently obtained approval by FNMA and FHLMC as a mortgage seller, and in 1996 began to sell mortgages directly to FNMA or FHLMC. However, the Company has generally complied with FNMA and FHLMC seller guidelines in order to ensure the secondary sale of its mortgages by private investors to FNMA or FHLMC.

     Additionally, there are various state laws affecting the Company's mortgage operations, including licensing requirements and substantive limitations on the interest and fees that may be charged. States also have the right to conduct financial and regulatory audits of the loans under their jurisdiction.

     The Company is licensed as a mortgage lender and as a mortgage broker in Massachusetts, New Hampshire, Maine, Rhode Island, and Connecticut. In Massachusetts, the Company is required to submit annual audited financial statements to the Commissioner of Banks and maintain a minimum net worth of $100,000, $75,000 of which can be in the form of a bond.

     Licenses may be denied or revoked for various reasons, including the violation of regulations and the failure to maintain the required minimum net worth. Future expansion of the Company's operations may subject it to similar licensing requirements and regulations in other states.

     There are various state laws affecting the Company's insurance operations, including licensing requirements.

     No licensing or other government regulatory requirements are material to the Company's relocation and property management businesses, except to the extent that such businesses also involve the rendering of real estate brokerage services, the licensing and regulation of which are described above.

Trade Names
     The names "DeWolfe New England" (registered in Massachusetts and New Hampshire) and "DeWolfe Westledge" (registered in Connecticut) and the DeWolfe logotype are used extensively in the Company's businesses. These service marks are material to the business of the Company and have been registered in the applicable states, but not federally. In addition, the Company continues to use the trade names of certain companies that it has acquired.

Seasonality
     The residential real estate sales and marketing business, mortgage loan origination business, and relocation services business are subject to seasonal fluctuations. Historically, revenues from these businesses are greater in the spring and summer months than in the fall and winter months. The following table illustrates the percentage of the Company's revenues by quarter for the periods indicated.

                                                      Percentage of Revenue
                                                      1996            1995
                                                      -----            -----
First Quarter                                         22.7%            19.7%
Second Quarter                                        31.6%            31.6%
Third Quarter                                         24.7%            27.7%
Fourth Quarter                                        21.0%            21.0%
                                                      -----            -----
                                                       100%             100%
                                                      =====            =====

Work Force
     At December 31, 1996 the Company's total work force numbered 1,709 people, including 339 employees (including 53 mortgage banking personnel), 1,361 real estate sales associates and 9 relocation associates. The Company believes that its relations with its personnel are satisfactory and none of its employees is represented by a union. All of its sales associates and relocation associates are independent contractors. As independent contractors, the real estate sales associates and relocation associates are paid by commission solely on the basis of closed sales transactions. Mortgage consultants are paid on the basis of closed mortgage loans.

Growth Strategies

     Acquisitions
     Historically, the Company's growth has been achieved primarily through acquisitions. In the majority of these acquisitions, the Company acquired the respective business under a non-competition, consulting, and cooperation agreement with the acquired firm's principal which provided for contingent cash payments to such principal in exchange for the principal's fulfillment of the terms of the agreement and based upon the net commission income derived from the acquired firm's sales offices during the term of the agreement. In other cases the purchase price was paid for primarily through issuance of shares of the Company's Common Stock. The Company expects to continue to use shares of the Company's Common Stock to complete larger acquisitions and in some cases the Company may grant registration rights to the sellers in such acquisitions. As a result, resales of shares issued in such acquisitions may affect the market price of the Company's Stock, depending on the number of shares sought to be sold in any particular period.

     Diversification
     The Company has expanded by entering businesses related to home ownership such as mortgage banking and insurance sales. The Company expects to continue to investigate other revenue producing services providing a better range of products and quality of service related to home ownership.

ITEM 2.  PROPERTIES

     The Company owns the land and building occupied by its Westford, Massachusetts sales office. The property includes approximately 4,400 square feet of newly renovated sales office space. As of December 31, 1996 the property was subject to mortgages in the aggregate amount of $459,000 arising from such acquisition. The Company's principal executive offices are located at 80 Hayden Avenue, Lexington, Massachusetts where it leases approximately 22,000 square feet of space under a lease which requires rent of $403,000 per year ($18.29 per square foot) and which expires in June, 1999. In addition, the Company leases office and warehouse space for its 67 locations, which consist of an average of 3,300 square feet each, under leases which require rent ranging from $20,000 per year ($7.00 per square foot) to $289,000 per year ($25.00 per square foot) and which expire at various times through December, 2002.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not party to any legal proceedings, except for litigation and arbitration claims arising in the ordinary course of business which, if adversely determined, should not have, in the opinion of the Company, a material adverse effect either in the aggregate or in any single case on the operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     Not Applicable.
                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     The Common Stock of the Company is traded on the American Stock Exchange under the symbol "DWL". Until April, 1995, the stock was traded on the NASDAQ Stock Market under the symbol "DWLF". The following table sets forth for the periods indicated the range of bid prices as reported by the National Quotation Bureau, Inc. (which prices represent prices between dealers and do not include retail markup, markdown or commission) with respect to the period prior to April 27, 1995, and thereafter as reported by the American Stock Exchange for the period commencing on April 27, 1995. As of March 21, 1997, there were 2,438 record holders of the Company's Common Stock.

                                       High            Low
                                       -----          -----
Calendar Period 1996
--------------------
First Quarter                          5-3/4          4-1/2
Second Quarter                         7-1/8          5-1/4
Third Quarter                          6-3/4          5-5/8
Fourth Quarter                         6-1/8          5-1/4

Calendar Period 1995
--------------------
First Quarter                          5-3/8          4
Second Quarter                         5-3/8          4-1/16
Third Quarter                          6-1/4          4-3/4
Fourth Quarter                         6              5-1/4

     The Company has paid no cash dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future. Further, pursuant to credit agreements the Company is restricted from paying dividends without the prior written consent of the lender. Earnings and other cash resources of the Company will be used to continue the growth of the Company's business.

ITEM 6.       SELECTED FINANCIAL DATA - Five Year Financial Summary

                                                          (In Thousands except for per share data)
                                                                          Fiscal Year
                                           --------------------------------------------------------------------------
                                            1996            1995             1994             1993             1992
                                           -------         -------          -------          -------          -------
RESULTS OF OPERATIONS
     Gross revenue                         $95,217         $82,951          $62,375          $51,799          $36,150
     Commission expense                     57,294          49,245           37,961           30,570           20,703
                                           -------         -------          -------          -------          -------
     Net revenue                            37,923          33,706           24,414           21,229           15,447
     Operating Income                        3,783             899 (a)        1,258            2,469            1,751
     Income before income taxes              3,425             203              959            2,287            1,486
     Net income                              1,930             115              534            1,307              974
     PER SHARE DATA:
     Net income                                .57             .03 (a)          .18              .46              .42
     Weighted average common
       shares and common share
       equivalents                       3,408,618       3,382,168        2,941,873        2,856,432        2,340,737

       (a) includes a pre-tax charge of $281,000 or $.05 per share after taxes, for restructuring and writedown of certain non-performing assets.

                                                                     As of December 31
                                           --------------------------------------------------------------------------
                                            1996            1995             1994             1993             1992
                                           -------         -------          -------          -------          -------
FINANCIAL POSITION
     Commissions receivable, net
     of allowance                          $12,589        $ 11,416         $ 10,081           $ 8,411         $ 4,845
     Mortgage loans held for sale            6,735          11,046            2,199             3,343
     Total assets                           32,597          35,206           23,207            19,463          10,703
     Long-term debt                          4,578           5,427            4,609             1,665           1,348
     Total liabilities                      22,405          27,012           16,755            14,020           6,604
     Stockholders' equity                   10,192           8,193            6,452             5,443           4,099


                                                                          Fiscal Year
                                           --------------------------------------------------------------------------
                                            1996            1995             1994             1993             1992
                                           -------         -------          -------          -------          -------
OTHER INFORMATION
     Tax benefit of operating loss               0               0                0                0             $107
     Tax benefit of operating loss
       per common share                          0               0                0                0             $.05


ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF OPERATIONS

     Net income for 1996 was $1.930 million compared to $115 thousand in 1995. The increase in net income in 1996 was primarily attributed to an increase in business in the Company's existing markets, which the Company believes was caused by a decrease in interest rates and a general improvement in consumer confidence that had a generally positive effect on residential real estate brokerage, as well as the Company's cost cutting and restructuring plan.

     The following table summarizes selected operating ratios (shown as a percentage of net revenue) as of December 31 for each of the years indicated:

                                     1996              1995            1994
                                     ----              ----            ----

     Operating Income                10.0%             2.7%            5.2%
     Income before taxes              9.0%             0.6%            3.9%
     Net Income                       5.1%             0.3%            2.2%

BUSINESS COMBINATIONS

     Historically, the Company's growth has been achieved primarily through acquisitions. During 1996, the Company concentrated on its restructuring plan and growing its core business units and as such, entered into no acquisitions in 1996.

     All business combinations have been accounted for under the purchase method of accounting and, accordingly, are included in the Company's financial statements from the date of acquisition.

     The Company completed two large acquisitions in Connecticut prior to 1996. On December 27, 1994 the Company acquired Hillshire House, Inc. d/b/a/ Westledge Real Estate which operated twelve real estate sales offices. On March 1, 1995 the Company acquired T. R. Preston Company and T. R. Preston Co. of the Farmington Valley, Inc. which operated two real estate sales offices. The combined purchase price was $2.9 million which was paid with cash of $1.5 million and common stock of $1.4 million (305,714 shares). The excess of cost over the value in net assets acquired from these acquisitions totaled $1.6 million and is being amortized over a twenty year period.

     See "Growth Strategies" and Note B of Notes to Consolidated Financial Statements for further discussion of business combinations.

RESULTS OF OPERATIONS

1996 Compared with 1995

Real Estate Brokerage Revenues
     Real estate brokerage revenues increased 15% in 1996 to $90.3 million, an increase of $12.1 million over 1995. Gross real estate brokerage revenue per sales associate was $66 thousand in 1996 and $61 thousand in 1995. The increase in commission revenues was primarily attributed to an increase in business in the Company's existing markets which the Company believes was caused by a decrease in interest rates and a general improvement in consumer confidence that had a generally positive effect on residential real estate brokerage.

     Real estate brokerage revenues in 1996 includes $4.8 million of revenues from relocation services as compared to $3.8 million in 1995, an increase of 26%. The increase was primarily due to an increase in the number of corporate accounts and affinity groups that the Company serviced.

     Net revenues from real estate brokerage increased 14% or $4.0 million in 1996 to $33.0 million. Net real estate brokerage revenues as a percentage of real estate brokerage revenues decreased to 36.5% for 1996 as compared to 37.0% in 1995. Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and pressure on the Company to change commission structures to attract qualified sales associates.

Mortgage Revenues
     Mortgage revenues increased 6% in 1996 to $4.5 million, an increase of $249 thousand compared to 1995. The increase was primarily due to an increase in mortgage loans closed, which the Company believes was caused by a decrease in interest rates and a general improvement in consumer confidence. During 1996, the Company's closed loan volume totaled $274.1 million compared to $249.9 million in 1995.

     Net revenues from mortgages as a percentage of total mortgage revenues for 1996 and 1995 were 72% in each year.

Operating Expenses
     Operating expenses increased 4% or $1.3 million for 1996 to $34.1 million compared to $32.8 million in 1995. Operating expenses as a percentage of net revenues decreased from 97% to 90% for 1995 and 1996, respectively. The increase of $1.3 million was primarily due to variable cost increases caused by the increase in the Company's overall business.

     The decrease in operating expenses as a percentage of net revenue in 1996 was due to the effects of the Company's cost cutting and restructuring plan, and in the improvement in residential real estate brokerage and mortgage businesses generally.

Interest Expense and Interest Income
     Interest expense decreased by $119 thousand in 1996 as compared to 1995. The decrease for 1996 was partially due to lower interest expense from borrowings under the mortgage banking credit line that provides financing for mortgage loans originated by the Company. Interest expense from these borrowings was $460 thousand in 1996 and $630 thousand for 1995. The decrease in this expense was primarily due to a reduction in rate charged from prime plus 1% to fed funds plus 2% that became effective in December of 1995. In addition, interest expense related to acquisitions decreased by $38 thousand in 1996 as compared to 1995. The interest expense reductions were offset in part by interest expense increases in the financing of capital lease obligations and the borrowings under the revolving line of credit.

     The increase of $219 thousand in interest income in 1996 as compared to 1995 was primarily due to an increase in the amount of interest earned from mortgage loans made to mortgage customers in 1996 and higher levels of cash and funds available from operations.

1995 Compared with 1994

Real Estate Brokerage Revenues
     Real Estate brokerage revenues from sales transactions was $78.2 million in 1995 compared to $58.8 in 1994, representing an increase of 33.1%. The increase in 1995 was due to the Company's acquisitions in both new and existing markets and the addition of 153 sales associates. Gross real estate brokerage revenues per sales associate were $61 thousand in 1995 and $64 thousand in 1994.

     Included in real estate brokerage revenues and from sales transactions are revenues from relocation services of $3.8 million in 1995 and $2.4 million in 1994. Real estate brokerage revenues from relocation services as a percentage of total real estate brokerage revenues was 4.7% in 1995 and 4.1% in 1994. The increase in 1995 as compared to 1994 was due to new business that has been developed as a result of affinity marketing programs provided to various organization.

     Net revenues from real estate brokerage services were $28.9 million in 1995 compared to $20.8 million in 1994, representing an increase of 39.3% in 1995. Net revenues represented 37.0% and 35.4% of total real estate brokerage revenues in 1995 and 1994, respectively. Net revenues from real estate brokerage income are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and pressure on the Company to change commission structures to attract qualified sales associates. The 1.6 percentage point increase in net revenues as a percentage of total real estate brokerage revenues in 1995 was primarily due to a different method of accounting for real estate commissions in Connecticut, in which most cooperative brokerage fees are deducted from the total commission prior to receipt by the Company, rather than being paid out by the Company after receipt.

Mortgage Revenues
     Mortgage revenues totaled $4.2 million in 1995 compared to $3.2 million in 1994. The 30.0% increase in 1995 was primarily due to an increase in the mortgage banking business generally, which the Company believes was caused by a decline in interest rates.

     During 1995, the Company's closed loan volume totaled approximately $249.9 million compared to approximately $194.7 million of closed volume in 1994. The majority of closed loans are for home sales transactions in which the Company also acts as broker. Accordingly, the level of mortgage income will be directly impacted by market conditions which impact home sales transactions. In addition, the Company's ability to originate loans is impacted by market conditions affecting the mortgage lending industry over which it has no control.

     Net revenues from mortgage income (mortgage origination income less expenses associated with commissions payable to the Company's mortgage consultants) totaled $3.0 million in 1995 as compared to $2.4 million in 1994, representing an increase of 29% in 1995. Net revenues from mortgage origination income represented 72% and 73% of 1995 and 1994 mortgage income, respectively. The 1% decrease in 1995 was due to costs incurred to pay new mortgage consultants in Connecticut before they could produce closed loans.

Operating Expenses
     Operating expenses were $32.8 million in 1995, as compared to $23.2 million for 1994, representing an increase of 42%. Operating expenses as a percentage of net revenues were 97% in 1995 as compared to 95% in 1994. The increase of $9.6 million in 1995 was due to $7.9 million of new operating costs related to acquisitions, $281 thousand of costs for severance pay and the writedown of non-performing assets, and $1.1 million of cost increases related to existing operations. The increase in operating expenses as a percentage of net revenue in 1995 is primarily due to a 20% decrease in real estate business in Connecticut during the Company's first year of operations in the state, as well as the restructuring and writedown costs.

     The Company's growth strategy caused its operating expenes in 1995 to grow disproportionately. In 1996, the Company has emphasized growth within existing sales offices in order to balance the Company's rate of growth.

Interest Expense
     Interest expense in 1995 was $1.2 million compared to $424 thousand in 1994. The increase was partially due to interest expense from borrowings under the mortgage banking line of credit that provides financing for mortgage loans originated by the Company. Interest expense from these borrowings was $631 thousand in 1995 and $112 thousand in 1994. In addition, interest expense related to acquisitions increased to $325 thousand in 1995 as compared to $174 thousand in 1994. The remaining interest increase was primarily due to borrowings under the line of credit, financing of capital lease obligations, and the mortgage debt associated with the purchase of a sales office.

     The increase in interest income of $401 thousand in 1995 from $71 thousand in 1994 was due to an increase in the amount of interest earned from mortgage loans made to mortgage customers.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's cash balances at December 31, 1996 totaled $2.6 million compared to $1.9 million at December 31, 1995. Cash provided by operations was $3.7 million in 1996 compared to $914 thousand in 1995 and $728 thousand in 1994.

     Expenditures for property and equipment totaled $1.3 million in 1996 compared with $769 thousand in 1995 and $2.0 million in 1994. The changes in capital spending during this period was primarily attributed to the Company's investment in the start-up of new sales offices, improvements to acquired sales offices, improvements to existing sales and administrative offices and, in 1994, the purchase of the land and building which is occupied by the Westford real estate center. The Company also renovated this property in 1994 and funded the project with proceeds from mortgage loans totaling $600 thousand.

     The Company intends to continue to make yearly expenditures for property and equipment in order to maintain the standards for a quality appearance and processing systems in all of the Company's locations. Cash provided by operating activities and lease financing have been adequate to finance these expenditures.

     In 1995 and 1996, the Company amended and restated its 1994 credit arrangements with the First National Bank of Boston. The arrangements provide for a term note of $1.5 million to finance the acquisition of Hillshire House, Inc., an equipment lease line of credit of $2.6 million, and a three-year revolving credit line of $3.0 million. All of the Company's assets, except for the assets of DeWolfe New England Mortgage Services, Inc., have been pledged to secure these obligations. The 1994 acquisition of Hillshire House, Inc. with a total purchase price of $1.5 million was funded by credit arrangements with the First National Bank of Boston (see Note B to the Financial Statements) which now include a five year term note that require $25,000 monthly principal payments (see Note D to the Financial Statements). The revolving credit line had an average balance of approximately $853 thousand and $990 thousand in 1996 and 1995, respectively. There was no outstanding balance on the revolving line at December 31, 1996.

     During 1995 and 1996, the Company increased its line of credit that is used to provide financing for mortgage loans that it originates to $25 million. The credit line is collateralized by all mortgage notes held for sale which are assets of DeWolfe New England Mortgage Services, Inc. At December 31, 1996, the outstanding balance under the credit line was $6.6 million and the interest rate then in effect was 9% per annum.

     In October 1994, the Company completed a private placement of stock and warrants. The Company sold 125,000 shares of common stock and 500,000 warrants at an aggregate price of $437,500. The warrants have a term of five years and are exercisable at prices ranging from $6.00 to $9.00 per share. The net proceeds from the transaction were $423,000 and were used to repay a portion of the revolving credit line and to fund working capital and leasehold improvements.

     In 1996, the Company approved a stock repurchase plan authorizing the Company to acquire up to $1 million of the Company's outstanding common stock.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company considers its cash flows from operations combined with its credit arrangements with the First National Bank of Boston to be adequate to fund continuing operations, however, the Company expects to continue to expand its existing businesses which may include opening new real estate sales offices as well as making investments in or acquiring other businesses. As a result, the Company from time-to-time may seek additional or alternate sources of debt or equity financing which may include the issuance of shares of the Company's capital stock.

INFLATION

     The Company believes that its revenues per transaction are primarily affected by the increase or decrease in home sale prices. However, the Company's expenses are affected by general price changes which may not necessarily parallel the changes in home sale prices.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules listed in Item 14 hereof and the report of independent auditors included in this report on Pages F-1 through F-19 are incorporated herein by reference.

ITEM 9.        CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCOLURE

     Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section under the heading "Business Experience of Nominees and Executive Officers" on pages 2 and 3 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1997 is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION AND OTHER INFORMATION

     The section under the heading "Executive Compensation and Other Information" in the Company's proxy statement for the annual meeting of stockholders to be held May 13, 1997 is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     The section under the heading "Principal Stockholders and Stockholdings of Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1997 is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1997 is incorporated herein by reference.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

     (a) 1.    Financial Statements:                                   Page
                                                                       ----

     Consolidated Balance Sheets - December 31, 1996 and 1995          F-2
     Consolidated Statements of Income - Years                         F-4
       ended December 31, 1996, 1995 and 1994
     Consolidated Statements of Stockholders' Equity                   F-5
        - Years ended December 31, 1996, 1995 and 1994
     Consolidated Statements of Cash Flows - Years                     F-6
        ended December 31, 1996, 1995 and 1994
     Notes to Consolidated Financial Statements                        F-8

         2.    Financial Statement Schedule:

               Schedule II Valuation And Qualifying Accounts           F-19

           All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         3. Exhibits (See the Index to Exhibits included elsewhere in this Report).

     Executive Compensation Plans and Arrangements: The following is a list of each management contract or compensatory plan or arrangement in which any director or any of the named executive officers of the registrant participates. Each such contract, plan, or arrangement is also listed in the Index to Exhibits included elsewhere in this report. The Exhibit Number in the left hand column below refers to the Exhibit Number in this Report. The Reference indicates the Exhibit Number or letter where a copy of such contract, plan or arrangement can be found.

     Exhibit No.                 Description                        Reference
     -----------                 -----------                        ---------
     10.1      -1992 Stock Option Plan                                *
     10.1.1    -Form of Incentive Stock Option Agreement              A-10.1.1
     10.1.2    -Form of Non-Qualified Stock Option Agreement          A-10.1.2
     10.2      -1992 Non-Employee Director Stock Option Plan          *
     10.2.1    -Form of Non-Employee Director Stock Option Agreement  A-10.2.1
     10.23     -Stock Option Agreement dated August 1, 1991 with      A-10.3
                      A. Clinton Allen
     10.3      -Profit-Sharing Plan                                   A-10.4
     10.4      -Premium Conversion Plan                               A-10.6
     10.12     -Employment Agreement dated May 20, 1992 with          A-10.16
                      Richard B. DeWolfe
     10.13     -Stock Option Agreement dated May 20, 1992 with        A-10.17
                      Richard B. DeWolfe
     10.14     -Employment Agreement dated May 20, 1992 with          A-10.20
                      Patricia A. Griffin

     ITEM 14. (continued

     10.15     -Employment Agreement dated May 20, 1992 with          A-10.21
                      Paul J. Harrington
     10.32     -Employment Agreement dated April 29, 1996 with        B -10(i)
                      James A. Marcotte

         A  - Incorporated by reference from the Registrant's Registration
              Statement on Form S-18 (File No. 33-48113-B). The number set forth herein is the number of the exhibit in said Registration Statement.

         B  - Incorporated by reference from the Registrant's Registration
              Statement on Form 10Q for the period ending June 30, 1996. The number set forth herein is the number of the exhibit in said Registration Statement.

     (b) Reports on Form 8-K.
         None


     * Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE DEWOLFE COMPANIES, INC.


                                        By /s/ Richard B. DeWolfe
                                           ----------------------------------
                                            Richard B. DeWolfe, President and
                                                  Chief Executive Officer

     Date: March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





     /s/ Richard B. DeWolfe                          /s/ Paul R. Del Rossi
     ----------------------------                    --------------------------
     Richard B. DeWolfe                              Paul R. Del Rossi
     Chairman, Board of Directors,                   Director
       Chief Executive Officer and                   Date:  March 28, 1997
       a Director (Principal
       Executive Officer)
     Date:  March 28, 1997

     /s/ James A. Marcotte                           /s/ A. Clinton Allen
     ----------------------------                    --------------------------
     James A. Marcotte                               A. Clinton Allen, III
     Chief Financial Officer                         Director
       (Principal Financial Officer)                 Date:  March 28, 1997
     Date:  March 28, 1997


     /s/ R. Robert Popeo
     ----------------------------
     R. Robert Popeo
     Director
     Date:  March 28, 1997

                         Report of Independent Auditors

The Board of Directors
The DeWolfe Companies, Inc.


We have audited the accompanying consolidated balance sheets of The DeWolfe Companies, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of The DeWolfe Companies, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                   ERNST & YOUNG, LLP


Boston, Massachusetts
February 21, 1997

                           THE DEWOLFE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                              DECEMBER 31,
                                                                                  ----------------------------------

                                                                                      1996                  1995
                                                                                      ----                  ----
CURRENT ASSETS
   Cash                                                                           $  2,586,000          $  1,865,000
   Commissions receivable, net of allowance of $831,000 at
      December 31, 1996 and $593,000 at December 31, 1995                           12,589,000            11,416,000
   Mortgage loans held for sale                                                      6,735,000            11,046,000
   Note and advance receivable from stockholder                                         66,000                66,000
   Prepaid expenses and other current assets                                           327,000               445,000
                                                                                  ------------          ------------

      TOTAL CURRENT ASSETS                                                          22,303,000            24,838,000

PROPERTY AND EQUIPMENT
   Land                                                                                 80,000                80,000
   Building and improvements                                                           771,000               771,000
   Furniture and equipment                                                           6,862,000             5,480,000
   Leasehold improvements                                                            3,672,000             2,916,000
                                                                                  ------------          ------------
                                                                                    11,385,000             9,247,000
   Accumulated depreciation                                                        (4,921,000)           (3,007,000)
                                                                                  ------------          ------------

   NET PROPERTY AND EQUIPMENT                                                        6,464,000             6,240,000

OTHER ASSETS
   Note receivable from affiliate                                                       51,000                51,000
   Excess of cost over value in net assets acquired, net of
      accumulated amortization of $682,000 and $557,000                              1,834,000             1,959,000
   Non-compete and consulting agreements, net                                          975,000             1,445,000
   Trade name, net of accumulated amortization of $187,000
      and $161,000                                                                     183,000               209,000
   Security deposits and other assets                                                  787,000               464,000
                                                                                  ------------          ------------
                                                                                     3,830,000             4,128,000
                                                                                  ------------          ------------
                                                                                  $ 32,597,000          $ 35,206,000
                                                                                  ============          ============


                 See notes to consolidated financial statements.

                           THE DEWOLFE COMPANIES, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         DECEMBER 31,
                                                                                  ----------------------------------
                                                                                      1996                 1995
                                                                                      ----                 ----
CURRENT LIABILITIES
   Note payable - bank                                                             $ 6,575,000          $ 10,724,000
   Commission payable                                                                8,451,000             7,506,000
   Accounts payable                                                                    416,000             1,213,000
   Accrued expenses                                                                  1,380,000               828,000
   Deferred mortgage fee income                                                        202,000               143,000
   Current portion of long-term debt                                                 1,363,000             1,315,000
                                                                                  ------------          ------------

      TOTAL CURRENT LIABILITIES                                                     18,387,000            21,729,000

Long-term debt, net of current portion                                               3,215,000             4,112,000
Non-compete agreements and consulting agreements payable                               803,000             1,172,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred Stock, $1.00 par value; 3,000,000 authorized;
         None outstanding
      Common Stock, $.01 par value; 10,000,000 shares authorized; 3,352,049 shares issued at December 31, 1996 and
         3,295,014 shares issued at December 31, 1995                                   34,000                33,000
      Additional paid-in capital                                                     6,375,000             6,116,000
      Treasury Stock (35,163 shares at December 31, 1996 and
         2,857 shares at December 31, 1995), at cost                                 (206,000)              (15,000)
      Retained earnings                                                              3,989,000             2,059,000
                                                                                  ------------          ------------

         TOTAL STOCKHOLDERS' EQUITY                                                 10,192,000             8,193,000
                                                                                  ------------          ------------
                                                                                  $ 32,597,000          $ 35,206,000
                                                                                  ============          ============


                 See notes to consolidated financial statements.

                           THE DEWOLFE COMPANIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                            YEARS ENDED DECEMBER 31,

                                                                    1996                 1995                 1994
                                                                    ----                 ----                 ----
REVENUES:
     Real estate brokerage                                      $ 90,282,000          $ 78,217,000         $ 58,756,000
     Mortgage revenues                                             4,473,000             4,224,000            3,249,000
     Other revenues                                                  462,000               510,000              370,000
                                                                ------------          ------------         ------------

     TOTAL REVENUES                                               95,217,000            82,951,000           62,375,000

     Commission Expense                                           57,294,000            49,245,000           37,961,000
                                                                ------------          ------------         ------------

     NET REVENUES                                                 37,923,000            33,706,000           24,414,000

OPERATING EXPENSES:
     Compensation and benefits                                    14,879,000            13,517,000           10,009,000
     Facilities                                                    4,865,000             4,535,000            2,925,000
     General and administrative                                    7,274,000             6,754,000            5,232,000
     Marketing and promotion                                       5,312,000             5,893,000            3,693,000
     Provision for doubtful accounts                                 434,000               395,000              332,000
     Communications                                                1,376,000             1,432,000              965,000
     Restructuring and asset writedown                                 -                   281,000                -
                                                                ------------          ------------         ------------
      TOTAL OPERATING EXPENSES                                    34,140,000            32,807,000           23,156,000
                                                                ------------          ------------         ------------

      OPERATING INCOME                                             3,783,000               899,000            1,258,000

OTHER INCOME (EXPENSES):
     Interest expense                                            (1,103,000)           (1,222,000)            (424,000)
     Interest income                                                 745,000               526,000              125,000
                                                                ------------          ------------         ------------

INCOME BEFORE INCOME TAXES                                         3,425,000               203,000              959,000
     Income Taxes                                                  1,495,000                88,000              425,000
                                                                ------------          ------------         ------------

NET INCOME                                                     $   1,930,000        $      115,000       $      534,000
                                                               =============        ==============       ==============

Earnings per common share                                      $         .57        $          .03       $          .18
                                                               =============        ==============       ==============

Weighted average common shares outstanding                         3,408,618             3,382,168            2,941,873



                 See notes to consolidated financial statements.

                           THE DEWOLFE COMPANIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                     Additional        Treasury
                                                  Common              Paid-in           Stock            Retained
                                                   Stock              Capital          at Cost           Earnings
                                                  -------            ----------        --------          --------
BALANCE AT DECEMBER 31, 1993                     $28,000            $4,005,000                         $1,410,000

Issuance of Common Stock                           1,000               474,000

Net Income                                                                                                534,000
                                                 -------            ----------        ----------       ----------
BALANCE AT DECEMBER 31, 1994                     $29,000            $4,479,000                         $1,944,000

Issuance of Common Stock                           4,000             1,637,000

Purchase of treasury shares                                                          $  (15,000)

Net Income                                                                                                115,000
                                                 -------            ----------        ----------       ----------
BALANCE AT DECEMBER 31, 1995                     $33,000            $6,116,000       $  (15,000)       $2,059,000

Issuance of Common Stock                           1,000               259,000

Purchase of treasury shares                                                           $(191,000)

Net Income                                                                                              1,930,000
                                                 -------            ----------        ----------       ----------
BALANCE AT DECEMBER 31, 1996                     $34,000            $6,375,000        $(206,000)       $3,989,000
                                                 =======            ==========        ==========       ==========


                 See notes to consolidated financial statements.

                           THE DEWOLFE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------------------

                                                                  1996                  1995                 1994
                                                                  ----                  ----                 ----
Increase (decrease) in cash
OPERATING ACTIVITIES
     Cash received from customers                              $ 94,103,000         $  81,602,000         $ 62,642,000
     Commission paid to co-brokers,
       sales associates and mortgage
       consultants                                              (57,603,000)          (49,923,000)         (39,174,000)
     Operating expenses paid                                    (30,714,000)          (28,928,000)         (21,058,000)
     Provisions for doubtful accounts                              (434,000)             (395,000)            (332,000)
     Restructuring and writedown                                                         (123,000)
     Mortgage loans originated for sale                        (164,421,000)         (166,142,000)         (51,524,000)
     Proceeds from mortgage loans sales                         168,732,000           157,295,000           52,668,000
     Net borrowings (repayments) on notes
       payable - bank                                            (4,149,000)            8,637,000           (1,176,000)
     Interest received                                              745,000               526,000              125,000
     Interest paid                                               (1,110,000)           (1,183,000)            (429,000)
     Income taxes paid                                           (1,458,000)             (452,000)          (1,014,000)
                                                               -------------         -------------         ------------
       Cash provided by operating activities                      3,691,000               914,000              728,000

INVESTING ACTIVITIES
     Expenditures for business combinations                                            (1,094,000)          (1,198,000)
     Expenditures for property and equipment                     (1,353,000)             (769,000)          (2,021,000)
                                                               -------------         -------------         ------------
       Cash used for investing activities                        (1,353,000)           (1,863,000)          (3,219,000)

FINANCING ACTIVITIES
     Net borrowings under lines of credit                          (400,000)              100,000            1,790,000
     Proceeds from mortgage loans                                                                              600,000
     Principal payments on long-term debt                        (1,235,000)             (831,000)            (612,000)
     Issuance of common stock                                       209,000             1,641,000              425,000
     Purchase of treasury stock                                    (191,000)              (15,000)
                                                               -------------         -------------         ------------
       Cash provided by (used for) financing
          activities                                             (1,617,000)              895,000            2,203,000

NET INCREASE (DECREASE) IN CASH                                     721,000               (54,000)            (288,000)
     Cash at beginning of year                                    1,865,000             1,919,000            2,207,000
                                                               -------------         -------------         ------------

                CASH AT END OF YEAR                            $  2,586,000         $   1,865,000         $  1,919,000
                                                               =============         =============         ============

SUPPLEMENTAL INFORMATION:
     Non cash investing and financing activities
         Leases capitalized                                    $    785,000         $   1,549,000         $  1,120,000

                 See notes to consolidated financial statements.

                           THE DEWOLFE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            YEARS ENDED DECEMBER 31,

                                                                  1996                  1995                 1994
                                                                  ----                  ----                 ----
RECONCILIATION OF NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES
Net Income                                                     $   1,930,000         $     115,000         $    534,000
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Deferred income tax                                            (250,000)             (210,000)             (42,000)
     Depreciation                                                  1,914,000             1,533,000            1,073,000
     Amortization of goodwill                                        125,000               117,000               45,000
     Amortization of trade name                                       26,000                26,000               19,000
     Writedown of nonperforming assets                                                     158,000
     CHANGE IN ASSETS AND LIABILITIES
     (Increase) decrease in commissions
        receivable                                                (1,173,000)           (1,335,000)             359,000
     (Increase) decrease in other current assets                    (149,000)              108,000              (96,000)
     (Increase) in security deposits
        and other assets                                              12,000              (210,000)             (50,000)
     Mortgage loans originated for sale                         (164,421,000)         (166,142,000)         (51,524,000)
     Proceeds from mortgage loan sales                           168,732,000           157,295,000           52,668,000
     Net borrowings (repayment) on note
       payable, bank                                              (4,149,000)            8,637,000           (1,176,000)
     Increase (decrease) in commissions
        payable                                                      956,000               503,000             (309,000)
     Increase (decrease) in accounts payable
        and accrued expenses                                         350,000               487,000             (135,000)
     Increase (decrease) in deferred mortgage
        fee income                                                    59,000               (14,000)             (92,000)
     Increase (decrease) in income taxes
        payable                                                     (271,000)             (154,000)            (546,000)
                                                               -------------         -------------         -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $   3,691,000         $     914,000         $    728,000
                                                               =============         =============         =============


                 See notes to consolidated financial statements.

                           THE DEWOLFE COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business Operations
The DeWolfe Companies, Inc. (together with its subsidiaries, "the Company") is a provider of integrated homeownership services, primarily engaged in the business of providing sales and marketing services to consumers in connection with residential real estate transactions in eastern Massachusetts, southern New Hampshire, northern Rhode Island, southern Maine, and Connecticut. In addition, the Company originates and services residential mortgage loans, provides corporate and employee relocation services and asset management services to a variety of clients, and provides insurance products to its home ownership customers. As such, the Company concentrates primarily in the residential segment of the real estate market. Accordingly, for financial reporting purposes the Company views itself as operating in a single segment.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation. Certain amounts in the accompanying financial statements have been reclassified to conform to the 1996 presentation.

Revenue Recognition
The Company's real estate brokerage services principally involve providing a ready, willing and able buyer of a property to the seller. When these services have been provided the Company has earned a real estate commission. Additional real estate brokerage services are not required. Accordingly, real estate commissions are recognized as revenues when the buyer and seller of a property enter into a contract of sale and a good faith deposit is made by the buyer. Generally, the closing of a contract of sale is subject to the buyer obtaining financing as well as the performance by the buyer and seller of certain contractual requirements and, accordingly, recorded revenue is reduced by an allowance for such contingencies. In the event of a default, the Company is entitled to its real estate commission under its listing agreement with the seller or under the purchase and sale agreement between the buyer and seller.

The Company recognizes loan origination income, which consist of fees collected from the borrower, service release premiums paid by investor and gains or losses on the sale of the loan, application fees and investor fees when the sale of the loans has been consummated. The Company may receive fees from its mortgage customers associated with loan origination and underwriting throughout the origination process. Fees received prior to loan closing are deferred until the loan is closed. Commission expense arises from commissions payable to the Company's mortgage consultants upon closing of the loan and are included as compensation expense.

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains) based on current delivery prices and/or forward contract prices. The cost of mortgage loans is adjusted by realized gains and losses generated from corresponding hedging transactions in the form of forward commitments.

Forward Commitments
Forward commitments are used to protect the value of mortgage loans held for resale and loan applications with interest rate commitments from increases in interest rates. Hedging gains and losses realized, relating to the interest rate committed applications and mortgage loans held for sale, are deferred into the cost of the mortgage loans held for sale and are recognized at the time the loan is sold.

Fair Value Disclosures
SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Property and Equipment
Property and equipment is stated at cost, except for equipment under capital leases, which is recorded at the lower of fair market value or the net present value of the minimum lease payments at inception of the lease.

Depreciation and amortization is provided using straight-line and accelerated methods over the estimated useful asset lives for owned assets, and related lease term for equipment under capital leases, and the shorter of the lease term or estimated useful life of the asset for leasehold improvements.

Excess of Cost Over Value in Net Assets Acquired and Trade Names
The excess of cost over value in net assets of companies acquired and trade names are being amortized using the straight-line method over twenty-year periods and are reviewed on an ongoing basis by the Company's management based on several factors, including the Company's projection of undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of the excess of cost over value in net assets acquired and trade names to its estimated fair value.

Non-Competition and Consulting Agreements
Costs related to non-competition and consulting agreements entered into as part of the Company's acquisition of real estate agencies are being amortized over the period of the respective agreements which range from three to five years.

Stock-Based Compensation
The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation". Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.

Income Taxes
Income taxes have been provided using the liability method in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes."

Statement of Cash Flows
For purposes of the statement of cash flows, cash includes cash and short-term investments with original maturities of three months or less.

Earnings Per Common Share
Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents attributable to stock options outstanding during each period presented.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material.

NOTE B -- ACQUISITIONS

The Company has expanded its operations through the acquisition of thirteen independent real estate agencies in the three year period ended December 31, 1996 (seven in 1995, and six in 1994) which have been accounted for by the purchase method. There were no acquisitions in the year ended December 31, 1996. These acquisitions resulted in adding 155 and 304 sales associates in 1995 and 1994, respectively. These acquisitions generally included the purchase of property and equipment pursuant to lease agreements; the assignment of the acquired agency's real estate listings and other pertinent contracts; and the assumption of the agency's operating leases for facilities. The acquired agency's principal and brokers generally joined the Company as independent contractors with commission agreements considered competitive within the industry. A non-competition and consulting agreement was entered into with the principal of the acquired agency which generally provides for compensation over periods ranging from three to five years based on a percentage of the net commission revenues (as defined in the agreements) expected to be generated by the acquired agencies during such period. Additional contingent payments will be made if future net commission revenues exceed the estimates used in recording the amounts due under the non-competition and consulting agreements. The Company does not expect these amounts to be material to the financial statements. The contingent payments, if any, will be expensed as incurred.

Total consideration for acquisitions with the exception of T.R. Preston Company in 1995 and Hillshire House, Inc. in 1994 amounted to $732,000 in 1995 and $854,000 in 1994. The Company recorded goodwill and tradename intangible assets ($0 in 1995 and $50,000 in 1994), the purchase of property and equipment ($141,000 in 1995 and $108,000 in 1994), and the present value of estimated payments to be made pursuant to non-competition and consulting agreements ($591,000 in 1995 and $696,000 in 1994) related to the acquisition of the agencies made in these periods.

On March 1, 1995 the Company acquired all of the assets related to the real estate brokerage operations of T.R. Preston Company (Preston) which operated two real estate sales offices in Connecticut for $1,436,000 representing $45,000 paid in cash and $1,391,000 of the Company's common stock (305,714 shares at $4.55 per share). The acquisition was recorded as a purchase. Preston's operations from March 1, 1995 to December 1, 1995 and thereafter are included in the Company's income statement. The cost in excess of net assets acquired ($1,094,000) is being amortized over twenty years.

In December, 1994, the Company acquired all of the outstanding common stock of Hillshire House, Inc., (Hillshire) which operated twelve real estate sales offices in Connecticut for $1,198,000 representing $1,500,000 in cash paid directly to the seller net of $302,000 of cash acquired as part of the acquisition. The acquisition was funded by the borrowings from the Company's bank. The acquisition was treated as a purchase. Hillshire's operations from December 27, 1994 to December 31, 1994 and thereafter are included in the Company's income statement. The cost in excess of net assets acquired ($505,000) is being amortized over twenty years.

The Company's consolidated results of operations for the year ended December 31, 1994 on an unaudited pro forma basis assuming the Hillshire acquisition had occurred as of January 1, 1993, are as follows:

                                                                    1994
                                                                    ----
        Revenues                                                $74,281,000
        Net Income                                                 $570,000
        Earnings per share                                            $0.19

NOTE C -- NOTES RECEIVABLE FROM STOCKHOLDER AND AFFILIATE

As of December 31, 1996 and 1995 the Company had advances and notes receivable from its principal stockholder totaling $ 66,000 that are due on demand with interest at prime plus one-half of one percent. Also the Company had a note receivable of $51,000 from an entity controlled by the principal stockholder. The 10% note is collaterized by a mortgage lien on commercial property that is also leased to the Company for use as a sales office. The Company provided rent payments for this sales office of $46,000 in 1996, $34,000 in 1995, and $34,000 in 1994.

NOTE D -- INDEBTEDNESS

The Company has a $25 million line of credit to provide financing for mortgage loans that it originates. The credit line is collaterized by all mortgage notes receivable, bears interest at the Federal Funds rate plus 2% (9% at December 31, 1996) and is payable on demand. The balances due at December 31, 1996 and at December 31, 1995 were $6,575,000 and $10,724,000, respectively.

During 1996, and 1995, the Company amended and restated its credit agreements with the First National Bank of Boston to provide for a $3 million revolving line of credit and a $1.5 million five year term note which was used to finance the purchase of Hillshire House, Inc. d/b/a Westledge Real Estate. The credit agreements require the Company to obtain the written consent of the lender prior to paying dividends (see Notes payable below).


                                                                                           1996             1995
                                                                                           ----             ----
Note payable (revolving credit line) maturing on June 29, 1997 payable in monthly interest-only payments at the Bank of Boston prime rate plus .5% (9%
  at December 31,1996). This note and the following note are secured by all personal and real property of the Company, except for the assets of
  DeWolfe New England Mortgage Services, Inc.                                                             $  400,000

Note payable maturing September 30, 2000 payable in monthly principal installments of $25,000 plus interest at the Bank of Boston prime rate plus
  .75% (9.25% at December 31, 1996). The note is
  secured as described above.                                                            1,125,000         1,450,000

Mortgage note payable in monthly installments of $4,355 to maturity at May 1,
  2009 with interest at the prime rate plus 2% (10.58% at December 31, 1996).
  The note is secured by land and building
  housing the Westford sales office                                                        355,000           371,000

Mortgage note payable in monthly installments of $4,152 at maturity at May 25,
  1999 with interest at 9%. The note is secured by a second
  mortgage on land and building housing the Westford sales office.                         104,000           143,000

Unsecured notes payable in monthly installments of approximately $16,000 at interest rates from 10% to 14.3% maturing between December, 1997 and November,
  2002. These notes are guaranteed
  by the president and principal stockholder.                                              626,000           740,000

Obligations under capital leases                                                         2,368,000         2,323,000
                                                                                        ----------        ----------
                                                                                         4,578,000         5,427,000

Less current portion                                                                     1,363,000         1,315,000
                                                                                        ----------        ----------

                                                                                        $3,215,000        $4,112,000
                                                                                        ==========        ==========

The carrying amounts of the Company's borrowings approximate their fair value. Aggregate annual maturities of long-term debt as of December 31, 1996 are as follows:

1997                                                            1,363,000
1998                                                            1,172,000
1999                                                              900,000
2000                                                              574,000
2001                                                              193,000
Thereafter                                                        376,000
                                                               ----------
                                                               $4,578,000
                                                               ==========

NOTE E - COMMITMENTS AND CONTINGENCIES

Non-competition and Consulting Agreements
In connection with the acquisition of the assets of real estate agencies in each of the years 1988 through 1995, the Company entered into non-competition, consulting, and cooperation agreements that expire at various dates through August, 2000. Future payments, as called for in the agreements, are contingent upon the fulfillment of the terms of these agreements by the sellers and provide for certain percentage payments of the net commission income of various sales office locations. During 1996, 1995, and 1994, these payments were $769,000 $640,000, and $519,000, respectively.

The annual commitment for these payments, assuming the contracted commitments are fulfilled, on a present value basis will be approximately $362,000 in 1997, $266,000 in 1998, $131,000 in 1999 and $19,000 in 2000.

Funds Held in Escrow
The Company acts as escrow agent in connection with the performance of its real estate services. Accordingly, the Company held escrow funds totaling $5,796,000 and $5,836,000 at December 31, 1996 and 1995, respectively.
These funds are not recorded in the Company's financial statements.

Lease Commitments
The Company leases office facilities under operating leases that expire at various dates through 2002. The Company anticipates renewing or replacing leases that expire in the normal course of business. The terms of the leases provide for the payment of minimum annual rentals and generally for the payment of insurance, maintenance, and certain other operating expenses.

The Company also leases various items of equipment used for sales and administrative activities. The leases expire at various dates through 2001. Leases that meet criteria for capitalization have been recorded as capital leases.

The following is a schedule of the future minimum payments under operating and capital leases for each of the five years in the period ending December 31, 2001 and thereafter:

                                                                                     Capital         Operating
                                                                                      Leases           Leases
                                                                                      ------           ------
1997                                                                                $1,110,000       $3,143,000
1998                                                                                   890,000        2,499,000
1999                                                                                   531,000        1,706,000
2000                                                                                   248,000        1,023,000
2001                                                                                    64,000          175,000
Thereafter                                                                                   0           81,000
                                                                                    ----------       ----------
Total minimum lease payments                                                        $2,843,000       $8,627,000
Less amount representing interest at various rates from 7% to 21%                      475,000
                                                                                    ----------
Present value of minimum lease payments                                             $2,368,000
                                                                                    ==========

Rent expense under the non-cancelable operating leases was $3,730,000 in 1996, $3,647,000 in 1995 and $2,306,000 in 1994.

Equipment and improvements recorded under capital leases which are included with company-owned property and equipment at December 31, 1996 totaled $2,799,000 which is net of accumulated depreciation at that date of $1,776,000.

Commitments and Contingencies with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and forward commitments. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company uses the same credit policies in making commitments and conditional obligations as it does for making loans. In the opinion of management, the Company's outstanding commitments do not reflect any unusual risk.

The contract or notional amount of commitments outstanding at December 31, 1996 and 1995 are as follows:

                                                               December 31
                                                        1996               1995
                                                        ----               ----
Financial instruments whose contract amounts
   represent credit risk:
   Commitments to extend credit                     $25,564,000         $  6,167,000

Financial instruments whose notional or
   contract amounts exceed the amount of
   credit risk:

Forward commitments                                 $24,341,000         $17,154,000


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Loan applications must be approved by the Company's underwriting department, before a commitment is issued, for compliance with underwriting criteria of the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC), or other investors.

Forward commitments are contracts for the future delivery of loans or securities at a specific future date, at a specified price and yield, and are entered into to reduce market risk associated with originating and holding loans for sale. The risks associated with these commitments arise from the possible inability of the counterparties to meet the contract terms, or the Company's ability to generate loans to fulfill the contracts.

Forward commitments are used to protect the value of the anticipated closing of loan applications for which the interest rate has been locked by the borrower. These loans usually close within three months from the time of the application.

The Company customarily sells, on a non-recourse basis, all its mortgage loan production to investors.

Other Contingencies
The Company is currently a defendant in certain litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the financial statement of the Company.

NOTE F -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table represents the carrying amounts and fair values of the Company's financial instruments at December 31, 1996 and 1995.


                                             1996                               1995
                                             ----                               ----
                                   Carrying        Fair              Carrying         Fair
                                    Amount        Value               Amount          Value
                                    ---------     ---------           ----------     ----------
Financial Assets:
Cash and cash equivalents          $2,586,000    $2,586,000          $ 1,865,000    $ 1,865,000
Mortgage loans held for sale(1)     6,735,000     6,735,000           11,046,000     11,046,000
                                   ----------    ----------          -----------    -----------
Total financial assets             $9,321,000    $9,321,000          $12,911,000    $12,911,000
                                   ==========    ==========          ===========    ===========

Financial Liabilities:
Long Term Debt                     $2,210,000    $2,210,000          $ 3,104,000    $ 3,104,000
Notes payable bank                 $6,575,000    $6,575,000          $10,724,000    $10,724,000
                                   ----------    ----------          -----------    -----------
Total financial liabilities        $8,785,000    $8,785,000          $13,828,000    $13,828,000
                                   ==========    ==========          ===========    ===========

Estimation of Fair Values
The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments shown above.

Cash, cash equivalents
The fair value of cash, cash equivalents and construction loans are considered to approximate the carrying amount as a result of the short-term nature of the instrument.

Mortgage loans held for sale
The fair value of mortgage loans held for sale was determined based upon quoted market prices for loans to be sold after considering the effect of commitments to extend credit and forward commitments.

Notes payable bank and long term debt
The fair value of the notes payable bank is stated at carrying amount as a result of the short-term nature of the instruments. Long term debt is stated at carrying amount as a result of the rates on these obligations approximating market.

Commitment to extend credit
The fair value of mortgage commitments to extend credit is estimated by comparing the Company's cost to acquire mortgages to the current price for similar mortgage loans, taking into account the terms of the commitments and creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between the current levels of interest rates and the committed rates.

Forward commitments
The fair value of forward contracts is the estimated amount that the Company would receive or pay to terminate the forward contract at the reporting date based on market prices for similar financial instruments.

--------
1 The fair value of the off-balance sheet items are included in the fair value of mortgage loans held for sale and are considered in the Company's overall lower of cost or market valuation.

NOTE G -- RETIREMENT PLANS

The Company maintains a qualified defined contribution plan, the Profit-Sharing Retirement Plan, for the benefit of eligible employees. The plan provides that the Company shall make contributions out of current or accumulated earnings in such amount as the Board of Directors shall determine on or before December 31 of each year. The contribution each year shall in no event exceed the maximum allowable under applicable provisions of the Internal Revenue Code. The Company has not made contributions to the plan for the years ended December 31, 1996, 1995, and 1994. Plan assets totaled approximately $ 137,000 at December 31, 1996 and $125,000 at December 31, 1995. The Company intends to terminate this plan by distributing all plan assets to plan participants in 1997.

Effective December 1, 1996, the Company established a qualified 401k retirement plan for the benefit of eligible employees. The Company made no contributions to this plan in 1996. The Company intends to make discretionary contributions to the plan by matching 25% of employee contributions (up to 6% of individual employee compensation) in 1997.

NOTE H -- INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                    1996              1995
                                                    ----              ----

     Deferred tax assets (liabilities):
     Allowances for doubtful accounts            $  332,000        $  237,000
     Book over tax depreciation                     243,000            77,000
     Deferred acquisition costs                    (16,000)            (6,000)
                                                 ----------        ----------

     Net deferred tax assets                     $  559,000        $  308,000
                                                 ==========        ==========

The provision for income taxes for 1996, 1995 and 1994 consisted of the following:

                  1996                   1995                     1994
                  ----                   ----                     ----
          Current      Deferred    Current     Deferred    Current    Deferred
         ----------   ----------   --------   ----------   --------   ---------
Federal  $1,483,000   $(213,000)   $223,000   $(179,000)   $357,000   $(33,000)
State       262,000     (37,000)   $ 75,000     (31,000)    110,000     (9,000)
         ----------   ----------   --------   ----------   --------   ---------
Total    $1,745,000   $(250,000)   $298,000   $(210,000)   $467,000   $(42,000)
         ==========   ==========   ========   ==========   ========   =========

The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes. The items causing the difference are as follows:


                                    1996             1995              1994
                                    ----             ----              ----
Tax expense at statutory rate    $1,165,000       $    54,000       $  326,000
State income tax                    216,000            13,000           57,000
Permanent differences                49,000            21,000           32,000
Other                                65,000                             10,000
                                 ----------       -----------       ----------
                                 $1,495,000       $    88,000       $  425,000
                                 ==========       ===========       ==========

NOTE I - CONCENTRATION OF CREDIT RISK

The Company sells its services to home owners and buyers. The Company is affected by the cyclical nature of the residential real estate industry and the availability of financing for the home buyer.

NOTE J -- STOCKHOLDER'S EQUITY

The Company established a policy in 1993 pursuant to which one share of Common Stock is issued as a bonus under the Company's Company Stock Purchase Plan to each employee, consultant, sales associate, or advisor who joins the Company, subject to a ninety-day waiting period. During 1994, 1995 and 1996, 402, 1,105 and 347 shares, respectively, were issued pursuant to this policy. The total value of these shares amounted to $2,000 in 1994, $5,000 in 1995 and $2,000 in 1996 using as a value the closing sale price of the common stock on NASDAQ or the American Stock Exchange on the day immediately preceding the date of issue.

During 1994, the Company issued 14,285 shares of common stock in connection with one acquisition for a total of $50,000. In addition, the Company sold 125,000 shares of common stock to a group of investors in a private placement at a price of $3.50 per share. The proceeds of this offering were $423,000, net of transaction costs of $15,000. The Company granted the same group of investors five-year warrants for the purchase of 500,000 shares of common stock which are exercisable at prices ranging from $6.00 to $9.00 per share.

During 1995, the Company issued 357,876 shares of common stock in connection with four acquisitions for a total of $1,631,000, and purchased 2,875 shares of outstanding stock at a cost of $15,000, which were placed into treasury.

In 1996, the Company approved a stock repurchase plan authorizing the Company to acquire up to $1 million of the Company's outstanding common stock. At December 31, 1996, 15,100 shares at a cost of $85,000 had been acquired under this plan.

The Company has various stock option plans under which shares of Common Stock may be granted to key employees, consultants, sales associates, advisers, and directors of the Company. Options granted under the plans are non-qualified or incentive stock options and are granted at a price that is not less than the fair market value of he Common Stock at the date of grant. These options have lives of five or ten years and vest over periods from zero to four years. Options available for future grant under these plans totaled 274,920 at December 31, 1996.

At December 31, 1996, 1995 and 1994 the Company had 590,000 warrants outstanding with exercise prices ranging from $6 to $9 per share. 90,000 of these warrants expire in 1997 and 500,000 expire in 1999.

Pursuant to the requirements of FAS 123, the following are the pro forma net income and net income per share for 1996 and 1995 as if the compensation cost for the stock option and stock purchase plans had been determined based upon the fair value at the grant date for grants in 1996 and 1995.

                                 1996                           1995
                      As Reported     Pro Forma      As Reported     Pro Forma
                      -----------     ---------      -----------     ---------

Net income             $1,930,000     $1,856,000       $115,000       $74,000
Net income per share        $0.57          $0.54          $0.03         $0.02


The above proforma estimates were made using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of the options: risk free interest rate of 5.75%, expected volatility of .555, expected dividend yield of 0% and an estimated life of the options of 5 and 10 years based on the grant.

The values estimated related to options are based on management estimates in conjunction with the Black-Scholes valuation model and may not reflect actual values of these options.

A summary of stock option and warrant transactions for the years ended December 31 is as follows:

                                                        1996              1995              1994
                                                        ----              ----              ----
   Options and warrants outstanding
      at beginning of year                            1,331,970         1,257,015          529,165
         Options granted                                 87,950            81,630          239,850
         Warrants granted                                                                  500,000
         Exercised                                      (53,228)           (1,250)            (250)
         Canceled                                       (94,612)           (5,425)         (11,750)
                                                      ---------         ---------        ---------
   Options and warrants outstanding at
      end of year                                     1,272,080         1,331,970        1,257,015
                                                      =========         =========        =========

   Average price of options exercised                     $3.07             $3.67            $3.50

   Price of options outstanding at end of year      $3.50-$6.31       $2.70-$6.00      $2.70-$6.00

   Vested options and warrants at end
      of year                                         1,031,490         1,065,330          952,965


The weighted average remaining life of stock options outstanding at December 31, 1996 was approximately 5 years.

The weighted average fair value of options granted during 1996 approximated $2.78 per share. This fair value was estimated using the Black-Scholes valuation model and the assumptions noted above.

The weighted average exercise prices related to option and warrant transactions for the year ended December 31, 1996 is as follows:

          Outstanding at January 1                              5.80
          Granted                                               4.91
          Exercised                                             3.07
          Canceled                                              3.03
                                                                ----
          Outstanding at December 31                            6.06
                                                                ====

          Options and warrants exercisable at December 31       6.41
                                                                ====


NOTE K - RESTRUCTURING AND ASSET WRITEDOWN

The Company completed a restructuring of its operations in the fourth quarter of 1995 which included severance costs of $81,000, as well as a writedown of certain non-performing assets totaling $200,000.

NOTE L -- SELECTED QUARTERLY DATA (UNAUDITED)


                                         (In thousands except share and per share amounts)

                                      First            Second            Third            Fourth
                                     Quarter           Quarter          Quarter           Quarter            Year
                                     -------           -------          -------           -------            ----
FISCAL YEAR 1996
----------------
Revenues                                $21,581          $30,084           $23,511          $20,041            $95,217
Net Revenues                            $ 8,554          $11,914           $ 9,632          $ 7,823            $37,923
Operating income (loss)                 $   542          $ 3,010           $   724          $  (493)           $ 3,783
Net income (loss)                       $   206          $ 1,549           $   338          $  (163)           $ 1,930
Earnings (loss) per share               $   .06          $   .44           $   .10          $  (.05)           $   .57
Weighted average
   shares outstanding                 3,441,000        3,511,442         3,449,000        3,424,000          3,384,000

FISCAL YEAR 1995
----------------
Revenues                                $16,309          $26,257           $22,950          $17,435            $82,951
Net Revenues                            $ 6,567          $10,553           $ 9,328          $ 7,258            $33,706
Operating income (loss)                 $  (332)         $ 1,639           $   528          $  (936)           $   899
Net income (loss)                       $  (243)         $   801           $   161          $  (604)           $   115
Earnings (loss) per share               $  (.08)         $   .24           $   .05          $  (.18)           $   .03
Weighted average
   shares outstanding                 3,088,000        3,397,159         3,474,858        3,382,168          3,382,168

FISCAL YEAR 1994
----------------
Revenues                                $13,450          $20,323           $15,196          $13,406            $62,375
Net Revenues                            $ 5,357          $ 7,888           $ 5,977          $ 5,192            $24,414
Operating income (loss)                 $   203          $ 1,349           $   225          $  (519)           $ 1,258
Net income (loss)                       $    80          $   722           $    83          $  (351)           $   534
Earnings (loss) per share               $   .03          $   .25           $   .03          $  (.12)           $   .18
Weighted average
   shares outstanding                 2,879,350        2,929,392         2,870,627        3,046,482          2,941,873

       The loss in the fourth quarter of 1995 includes $281,000 of pre-tax restructuring charges as a result of severance costs and the writedown of certain non-performing assets.

                           THE DEWOLFE COMPANIES, INC.
                                   SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS


                                       Balance at
                                       Beginning       Charged to                   End of Year
Description                             of Year        Operations      Deductions     Balance
-----------                            ----------      ----------      ----------   -----------

Year ended December 31, 1996
Deducted from asset accounts:
Allowance for doubtful accounts         $593,000         $434,000      $196,000(1)    $831,000

Year ended December 31, 1995
Deducted from asset accounts:
Allowance for doubtful accounts         $471,000         $395,000      $273,000(1)    $593,000

Year ended December 31, 1994
Deducted from asset accounts:
Allowance for doubtful accounts         $365,000         $332,000      $347,000(1)    $471,000(2)

---------------------

    (1) Represents primarily write-offs of net commissions on real estate sales which were not consummated.

    (2) Includes $121,000 allowance for doubtful accounts that is associated with commission receivable assets acquired with the acquisition of Hillshire House, Inc. (d/b/a Westledge Real Estate) on December 27, 1994. This valuation account of $121,000 was not charged to the operations of the Company in 1994.

                           THE DEWOLFE COMPANIES, INC.

                            EXHIBIT INDEX - FORM 10-K

Exhibit                                                                                                   Page or
Number                              Description                                                           Reference
-------                             -----------                                                           ---------

3.1           - Restated Articles of Organization of the Registrant                                       A-3.1
3.2           - Amendment to Articles 3 and 4 of Restated Articles of Organization                        K-(3)(i)
3.3           - By-laws of the Registrant, as amended                                                     K-(3)(ii)
4.1           - Specimen Certificate of shares of Common Stock, $.01 par value                            M-4.1
4.2           - Underwriters' Warrant                                                                     A-4.3
4.3           - Form of Warrant issued October 4, 1994                                                    E-4
10.1          - 1992 Stock Option Plan                                                                    *
10.1.1        - Form of Incentive Stock Option Agreement                                                  A-10.1.1
10.1.2        - Form of Non-Qualified Stock Option Agreement                                              A-10.1.2
10.2          - 1992 Non-Employee Director Stock Option Plan                                              *
10.2.1        - Form of Non-Employee Director Stock Option Agreement                                      A-10.2.1
10.3          - Profit Sharing Plan                                                                       A-10.4
10.4          - Form of Premium Conversion Plan                                                           M-10.5
10.5          - PHH Relocation Group Strategic Agreements dated January 1, 1992                           A-10.7
                with PHH Homequity Corporation, PHH Destination Services, PHH Network
                Services, PHH Asset Management, PHH Fantus Corporation, and PHH US
                Mortgage Corporation
10.5.1        - First Amendment to the PHH Relocation Group Strategic Alliance Agreements                 I-10.6.1
10.6          - Form of Management Compensation Agreement and Confidentiality Agreement                   M-10.7
10.7          - Form of Independent Contractor Agreement                                                  M-10.8
10.8          - Restructuring Agreement dated December 28, 1990 with Chase Group                          A-10.12
10.9          - Promissory Note dated November 7, 1984 to Bradford O. Emerson, as amended                 A-10.13
10.10         - Lease dated January 21, 1989 with Joseph Bridge Realty Trust II regarding                 A-10.14
                271 Lincoln Street, Lexington, Massachusetts
10.11         - Specimen of Non-Competition Agreement, Consulting and Cooperation Agreement               A-10.15
10.12         - Employment Agreement dated May 20, 1992 with Richard B. DeWolfe                           A-10.16
10.13         - Stock Option Agreement dated May 20, 1992 with Richard B. DeWolfe                         A-10.17
10.14         - Employment Agreement dated May 20, 1992 with Patricia A. Griffin                          A-10.20
10.15         - Employment Agreement dated May 20, 1992 with Paul J. Harrington                           A-10.21
10.16         - Form of Loan Commitment Letter                                                            M-10.19
10.17         - Form of Listing Agreement                                                                 A-10.23
10.18         - $10,507 Note dated June 1, 1990 from Amherst Realty Trust                                 A-10.24.1
10.19         - Mortgage dated June 23, 1991 from Richard B. DeWolfe and Marcia A. DeWolfe                A-10.24.2
10.20         - $225,000 Promissory Note dated January 2, 1988 to Five Star Realty, Inc.                  A-10.35
10.21         - Lease dated May 1, 1993 with Wire Road Realty Trust                                       C-10.32
10.21.1       - Mortgage Warehousing Loan and Security Agreement dated June 15, 1993 with                 C-10.33.1
                CoreStates First Pennsylvania Bank
10.21.2       - Promissory Note dated June 15, 1993 to CoreStates Bank, N.A.                              C-10.33.2
10.21.3       - Letter Amendment to CoreStates Bank Mortgage Warehousing Loan and
                Security Agreement dated November 30, 1995                                                M-10.24.3
10.21.4       - Letter Amendment to CoreStates Bank Mortgage Warehousing Loan and
                Security Agreement dated December 22, 1995                                                M-10.24.4
10.22.1       - Lease dated June 15, 1990 between Anne S. Furman, as Lessor and Jean LeVaux               C-10.34.1
                and Howard LeVaux as Lessee
10.22.2       - Non-Competition, Consulting and Cooperation Agreement dated                               C-10.34.2
                July 2, 1993 with LeVaux Associates, Inc., Jean
                LeVaux, Howard LeVaux and Ari LeVaux

                           THE DEWOLFE COMPANIES, INC.
                                    PAGE TWO
                            EXHIBIT INDEX - FORM 10-K

Exhibit                                                                                                   Page or
Number                              Description                                                           Reference
-------                             -----------                                                           ---------

10.22.3       - Assignment and Assumption Agreement dated July 2, 1993 with LeVaux                        C-10.34.3
                Associates, Inc.
10.23         - Stock Option Agreement dated March 23, 1994, with A. Clinton Allen                        C-10.37
10.24         - 1993 Company Stock Purchase Plan                                                          B-4.4
10.25         - First National Bank of Boston Credit Agreements                                           D-10.1.1
                                                                                                          to 10.2.5
10.25.1       - First National Bank of Boston Credit Agreements as Amended March 30, 1995                  K-10.1 to
                                                                                                          10.4
10.26         - Private Placement of 125,000 shares and 500,000 warrants                                  E-28
10.27         - Acquisition of Hillshire House, Inc. d/b/a Westledge Real Estate                          F-10.1
                                                                                                          to 10.4
10.28         - Lease Agreement dated March, 1994 with 80 Hayden Avenue Limited Partnership
                regarding 80 Hayden Avenue, Lexington, Massachusetts                                      H-10.32
10.28.1       - Lease Amendment and Expansion Agreement with 80 Hayden Avenue Limited
                Partnership regarding 80 Hayden Avenue, Lexington, Massachusetts                          H-10.32.1
10.29         - Loan Documents relating to the purchase of the Westford sales office premises             H-10.33
10.29.1       - Promissory Note to Enterprise Bank and Trust Company dated April 25, 1994                 H-10.33.1
10.29.2       - Promissory Note to Bradford Realty Trust dated April 25, 1994                             H-10.33.2
10.29.3       - Corporate Guarantee of The DeWolfe Companies, Inc. relating to the Promissory
                Note referenced as Exhibit Number 10.29.1                                                 H-10.33.3
10.30.4       - Acquisition of The T. R. Preston Company and T. R. Preston Co. of the
                Farmington Valley, Inc.                                                                   M-10
10.31         - First Amendment to Amended and Restated Credit and Security Agreement
                dated April 1, 1996 by and among The DeWolfe Company, Inc., DeWolfe
                Relocation Services, Inc., Hillshire House, Inc., Real Estate Referral, Inc. and
                Referral Associates of New England, Inc., as Borrowers, The DeWolfe
                Companies, Inc. as Guarantor and The First National Bank of Boston.                       N-10.1
10.31.1       - Unlimited Guaranty by The DeWolfe Companies, Inc. dated April 1, 1996 of the obligations of The DeWolfe Company, Inc., DeWolfe Relocation
                Services, Inc., Hillshire House, Inc., Real Estate Referral, Inc., and Referral
                Associates of New England, Inc. to The First National Bank of Boston                      N-10.2
10.31.2       - Revolving Credit Note dated April 1, 1996 of The DeWolfe Company, Inc.,
                DeWolfe Relocation Services, Inc., Referral Associates of New England, Inc.,
                Hillshire House, Inc. and Real Estate Referral, Inc. to The First National
                Bank of Boston                                                                            N-10.3
10.32         - Employment Agreement dated April 29, 1996 with James A. Marcotte                          O-(10)(i)
10.33         - Stock Purchase Plan, as amended                                                           O-(10)(ii)
10.34         - Letter Agreement dated July 13, 1996 with George W. Lepke                                 P-(10)(i)
11.           - Statement re. Computation of Per Share Earnings                                           *
21.           - Subsidiaries of the Registrant                                                            H-11
23.           - Consent of Ernst & Young LLP                                                              *
27.           - Financial Data Schedule                                                                   *
99.           - Copy of Section 67 of the Massachusetts Business Corporation Law                          A-28.1

                           THE DEWOLFE COMPANIES, INC.

                                   PAGE THREE

                            EXHIBIT INDEX - FORM 10-K


                   Description
                   -----------
        A  - Incorporated by reference from the registrant's Registration
             Statement on Form S-18 (file No. 33-48113-B). The page or reference set forth herein is the Exhibit number in said Registration Statement.

        B  - Incorporated by reference from the registrant's Registration
             Statement on Form S-8 (File No. 33-63600) filed on June 1, 1993. The page or reference set forth herein is the Exhibit number in said Registration Statement.

        C - Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The page or reference set forth herein is the Exhibit number in said Report.

        D - Incorporated by reference from registrant's current report on Form 8-K filed on July 13, 1994. The page or reference set forth herein is the Exhibit number in said report.

        E - Incorporated by reference from registrant's current report on Form 8-K filed on October 6, 1994. The page or reference set forth herein is the Exhibit number in said report.

        F - Incorporated by reference from registrant's current report on Form 8-K filed on January 10, 1995. The page or reference set forth herein is the Exhibit number in said report.

        G - Incorporated by reference from the registrant's Proxy Statement regarding its 1995 Annual Meeting. The page or reference set forth herein is the Exhibit letter in said Proxy Statement.

        H - Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed on March 31, 1995. The page or reference set forth herein is the Exhibit number in said report.

        I - Incorporated by reference from the registrant's Annual Report on Form 10-K/A Amendment No. 1 filed on June 21, 1995. The page or reference set forth herein is the Exhibit number in said report.

        J - Incorporated by reference from the registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1995, filed on May 12, 1995. The page or reference set forth herein is the item number in said quarterly report.

        K - Incorporated by reference from the registrant's Quarterly Report on Form 10-Q for the period ending June 30, 1995, filed on August 11, 1995. The page or reference set forth herein is the item number in said quarterly report.

        *    Filed herewith.

                           THE DEWOLFE COMPANIES, INC.
                                    PAGE FOUR
                            EXHIBIT INDEX - FORM 10-K

                                    Description
                                    -----------

        L - Incorporated by reference from registrant's current report on Form 8-K filed on March 20, 1995. The page or reference set forth herein is the Exhibit number in said report.

        M  - Incorporated by reference from the registrant's Annual
             Report on Form 10-K for the fiscal year ended December 31,1995. The page of reference set forth herein is the Exhibit Number in said report.

        N  - Incorporated by reference from the registrant's Quarterly
             Report on Form 10-Q for the period ending March 31, 1996, filed on May 2, 1996. The page or reference set forth herein is the item number in said quarterly report.

        O  - Incorporated by reference from the registrant's Quarterly
             Report on Form 10-Q for the period ending June 30, 1996, filed on August 14, 1996. The page or reference set forth herein is the item number in said quarterly report.

        P  - Incorporated by reference from the registrant's Quarterly
             Report on Form 10-Q for the period ending September 30, 1996, filed on November 14, 1996. The page or reference set forth herein is the item number in said quarterly report.