Form 10-Q
period 1997-03-31
DEWOLFE COMPANIES INC
filed 1997-05-13
CIK 888138

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date (April 30, 1997)

Common Stock, par value $.01 per share 3,274,302 shares

              Page 1 of 13 pages, Exhibit Index appears on Page 11.

                           THE DEWOLFE COMPANIES, INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                            PAGE NO.


Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheets as of
         March 31, 1997 and December 31, 1996                                             3


         Condensed Consolidated Statements of Operations for the
         Three Months ended March 31, 1997 and March 31, 1996                             4


         Condensed Consolidated Statements of Cash Flows for
         the Three Months ended March 31, 1997 and March 31, 1996                         5


         Notes to Condensed Consolidated Financial Statements
         March 31, 1997                                                                   6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                            7

PART II. OTHER INFORMATION                                                                9

                           THE DEWOLFE COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                                   March 31, 1997          December 31, 1996
                                                                                   --------------          -----------------
CURRENT ASSETS
     Cash                                                                            $   907,000              $   2,586,000
     Commissions receivable, net of allowance of $981,000 at
        March 31, 1997 and $831,000 at December 31, 1996                              19,743,000                 12,589,000
     Mortgage loans held for sale                                                      7,837,000                  6,735,000
     Note and advance receivable from stockholder                                         66,000                     66,000
     Prepaid expenses and other current assets                                           567,000                    327,000
                                                                                     -----------                -----------
        TOTAL CURRENT ASSETS                                                          29,120,000                 22,303,000

PROPERTY AND EQUIPMENT
     Furniture and equipment                                                           7,570,000                  6,862,000
     Land, building and improvements                                                   4,771,000                  4,523,000
                                                                                     -----------                -----------
                                                                                      12,341,000                 11,385,000
     Accumulated depreciation                                                        (5,474,000)                (4,921,000)
                                                                                     -----------                -----------
        NET PROPERTY AND EQUIPMENT                                                     6,867,000                  6,464,000


OTHER ASSETS
     Excess of cost over value in net assets acquired, net of accumulated
        amortization of $713,000 and $682,000                                          1,803,000                  1,834,000
     Other Assets                                                                      1,951,000                  1,996,000
                                                                                     -----------                -----------
                                                                                     $39,741,000                $32,597,000
                                                                                     ===========                ===========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank                                                              $ 7,653,000                $ 6,575,000
     Current portion of long term debt                                                 1,591,000                  1,363,000
     Commissions payable                                                              13,073,000                  8,451,000
     Accounts payable and accrued expenses                                             1,549,000                  1,796,000
     Deferred mortgage fee income                                                        349,000                    202,000
                                                                                     -----------                -----------
        TOTAL CURRENT LIABILITIES                                                     24,215,000                 18,387,000

LONG TERM DEBT, net of current portion                                                 4,870,000                  3,215,000
NON COMPETE AGREEMENTS AND CONSULTING
   AGREEMENTS PAYABLE                                                                    683,000                    803,000

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 3,000,000 shares authorized;
        none outstanding
     Common stock, $.01 par value; 10,000,000 shares authorized; 3,352,144 shares issued at March 31, 1997 and
     3,352,049 shares issued at December 31, 1996                                         34,000                     34,000
     Additional paid-in capital                                                        6,376,000                  6,375,000
     Retained earnings                                                                 3,923,000                  3,989,000
                                                                                     -----------                -----------
        TOTAL STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK                              10,333,000                 10,398,000
           Less Treasury Stock (63,563 shares at March 31, 1997
           and 35,163 shares at December 31, 1996) at cost                             (360,000)                  (206,000)
                                                                                     -----------                -----------

        TOTAL STOCKHOLDERS' EQUITY                                                     9,973,000                 10,192,000
                                                                                     -----------                -----------
                                                                                     $39,741,000                $32,597,000
                                                                                     ===========                ===========

                                      See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                 1997                               1996
                                                                                 ----                               ----
Revenues:
  Real estate brokerage                                                   $22,621,000                        $20,596,000
  Mortgage revenues                                                           804,000                            952,000
  Other revenues                                                               44,000                             33,000
                                                                          -----------                        -----------
  TOTAL REVENUES                                                           23,469,000                         21,581,000

Commission Expense                                                         14,484,000                         13,027,000
                                                                          -----------                        -----------


NET REVENUES                                                                8,985,000                          8,554,000


Operating Expenses:
   Compensation and benefits                                                3,862,000                          3,524,000
   Facilities                                                               1,302,000                          1,153,000
   General and administrative                                               1,891,000                          1,611,000
   Marketing and promotion                                                  1,288,000                          1,205,000
   Communications                                                             364,000                            273,000
   Provision for doubtful accounts                                            290,000                            246,000
                                                                          -----------                        -----------
TOTAL OPERATING EXPENSES                                                    8,997,000                          8,012,000
                                                                          -----------                        -----------

OPERATING (LOSS) INCOME                                                       (12,000)                           542,000

Other Income (Expenses):
   Interest expense                                                          (210,000)                          (242,000)
   Interest income                                                            106,000                             86,000
                                                                          -----------                        -----------
(LOSS) INCOME BEFORE INCOME TAXES                                            (116,000)                           386,000

Income Tax (Benefit) Expense                                                  (50,000)                           180,000
                                                                          -----------                        -----------
NET (LOSS) INCOME                                                         $   (66,000)                       $   206,000
                                                                          ===========                        ===========
(Loss) Earnings per Common Share                                          $      (.02)                       $       .06
                                                                          ===========                        ===========
Weighted Average common shares outstanding                                  3,302,000                          3,441,000





                                      See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                      1997                      1996
                                                                                      ----                      ----
Increase (Decrease) in Cash
OPERATING ACTIVITIES
     Cash received from customers                                                      $16,462,000            $13,362,000
     Commissions and compensation paid to co-brokers, sales
        associates and mortgage consultants                                            (10,124,000)            (7,807,000)
     Operating expenses paid                                                            (8,265,000)            (6,858,000)
     Provision for doubtful accounts                                                      (290,000)              (246,000)
     Mortgage loans originated for sale                                                (34,547,000)           (43,433,000)
     Proceeds from mortgage loan sales                                                  33,445,000             44,791,000
     Net borrowings (repayment) on note payable, bank                                    1,078,000             (1,313,000)
     Interest received                                                                     106,000                 86,000
     Interest paid                                                                        (218,000)              (249,000)
     Income taxes paid                                                                    (100,000)                 -
                                                                                       -----------            -----------
        Cash used by operating activities                                               (2,453,000)            (1,667,000)

INVESTING ACTIVITIES

     Expenditures for property and equipment                                              (591,000)              (140,000)
                                                                                       -----------            -----------
        Cash used by investing activities                                                 (591,000)              (140,000)

FINANCING ACTIVITIES
     Net borrowings under revolving line of credit                                       1,900,000              1,300,000
     Principal payments on long term debt                                                 (382,000)              (347,000)
     Purchase of treasury stock                                                           (154,000)                 -
     Issuance of common stock                                                                1,000                 18,000
                                                                                       -----------            -----------
        Cash provided by financing activities                                            1,365,000                971,000
                                                                                       -----------            -----------
        NET DECREASE IN CASH                                                            (1,679,000)              (836,000)
Cash at beginning of period                                                              2,586,000              1,865,000
                                                                                       -----------            -----------
     CASH AT END OF PERIOD                                                             $   907,000            $ 1,029,000
                                                                                       ===========            ===========

Supplemental Information:
     Noncash investing and financing activities
        Leases capitalized                                                             $   365,000           $   194,000


                                      See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                                 MARCH 31, 1997

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - CHANGE IN ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarter is not expected to be material.

                           THE DEWOLFE COMPANIES, INC.
                                 MARCH 31, 1997
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The loss in the first quarter of 1997 was $66 thousand as compared to a net income of $206 thousand in the first quarter of 1996. The decrease in the 1997 earnings was primarily attributed to a reduction in net revenue margins in real estate brokerage, lower mortgage revenues, and increased operating expenses.

Results of Operations

Real Estate Brokerage Revenues:

Real estate brokerage revenues increased 10% in the first quarter of 1997 to $22.6 million, an increase of $2.0 million over the first quarter of 1996. The increase in real estate brokerage revenues is primarily attributed to the continued increase in business in the Company's existing markets caused by a general improvement in consumer confidence that had a generally positive effect on residential real estate brokerage in 1996 and 1997.

Real estate brokerage revenues includes $1.2 million of income from relocation services in the first quarter of 1997 as compared to $1.0 million in the first quarter of 1996, an increase of 20%. The increase is primarily due to an increase in the number of corporate accounts and affinity groups that the Company services.

Net revenues from real estate brokerage increased 8% or $569 thousand in the first quarter of 1997 to $8.1 million. Net real estate brokerage revenues as a percentage of real estate brokerage revenues decreased to 36% for the first quarter of 1997 as compared to 37% for the same period in 1996.

Net revenues from real estate brokerage income are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and pressure on the Company to change commission structures necessary to attract and retain qualified sales associates.


Mortgage Revenues:

Mortgage revenues decreased 16% in the first quarter of 1997 to $804 thousand, a decrease of $148 thousand compared to the first quarter of 1996. The decrease is primarily due to closed loan volume of $49.7 million in the first quarter of 1997 compared to $55.9 million of closed loans for the first quarter of 1996.

Net revenues from mortgage income (mortgage revenues less expenses associated with commissions payable to the Company's mortgage consultants) as a percentage of total mortgage revenues were 70% in the first quarter of 1997 compared to 69% in the first quarter of 1996.

Operating Expenses:

Operating expenses for the first quarter of 1997 increased $985 thousand or 12% from the first quarter of 1996. Operating expenses as a percentage of net revenues were 100% in the first quarter of 1997 compared to 94% in the first quarter of 1996. The increase of $985 thousand is primarily due to cost increases of approximately $624 thousand caused by the increase in the Company's overall business, approximately $50 thousand of initial operating costs of the Company's insurance agency and $312 thousand in increased operating expenses including investments to develop support services such as information systems and marketing.

Interest Expense and Interest Income:

Interest expense decreased by $32 thousand in the first quarter of 1997 as compared to 1996. The decrease is primarily due to interest expense from borrowings under the revolving line of credit and term note. Interest expense from these borrowings was $27 thousand in the first quarter of 1997 and $70 thousand for the first quarter of 1996. The remaining interest expense increase is primarily due to the borrowings under capital leases.

The increase of $20 thousand in interest income in the first quarter of 1997 is primarily due to an increase in the amount of interest earned from balances kept in operating bank accounts.


Liquidity and Sources of Capital

Cash balances at March 31, 1997 and March 31, 1996 were $907,000 and $1,029,000, respectively. Cash used by operations for the first quarter of 1997 was $2.5 million as compared to cash used by operations for the first quarter of 1996 of $1.7 million.

The Company has various credit arrangements with the First National Bank of Boston. The arrangements provide for a term note of $1.5 million which was used to finance the acquisition of Hillshire House, Inc. in December 1994 and requires $25,000 monthly principal payments, an equipment lease line of credit of $4.0 million, and a revolving credit line of $3.0 million. The Company's borrowings under the revolving line of credit had an outstanding balance of $1.9 million at March 31, 1997 and $1.7 million at March 31, 1996.

The Company's lease line with the First National Bank of Boston was increased from $2.6 million to $4.0 million during the first quarter of 1997 in anticipation of future acquisitions of capital assets in order to continue to upgrade the Company's information systems, upgrade existing facilities and provide for future growth. At March 31, 1997 and 1996 the Company had $2.5 million and $2.3 million, respectively, outstanding under lease lines of credit.

In connection with the mortgage loan activity the Company maintains a credit line of $25 million that is used to finance mortgage loans that it originates. The Company's borrowings under the credit line had an outstanding balance of $7.7 million at March 31, 1997 and $9.4 million at March 31, 1996.

In 1996, the Company approved a stock repurchase plan authorizing the Company to acquire up to $1 million of the Company's outstanding common stock. As of March 31, 1997, the Company had acquired a total of $239 thousand of stock under the plan, $154 thousand of which was acquired during the quarter.

The Company considers its future cash flow from operations combined with its credit arrangement with the First National Bank of Boston to be adequate to fund continuing operations, however, the Company expects to continue to expand its existing businesses which may include opening new real estate sales offices as well as making investments in or acquiring other real estate businesses. As a result, the Company from time-to-time may seek additional or alternate sources of debt or equity financing which may include the issuance of shares of the Company's capital stock or treasury stock.

                           THE DEWOLFE COMPANIES, INC.
                                 MARCH 31, 1997




PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

    (a)  The following Exhibits are included herein:

                       See Exhibit Index on page 11 of this report

    (b)  Reports on Form 8-K:

                       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 12, 1997                   THE DEWOLFE COMPANIES, INC.

                                      By:      /s/ James A. Marcotte
                                               ---------------------
                                               James A. Marcotte
                                               Senior Vice President
                                               and Chief Financial Officer

                           THE DEWOLFE COMPANIES, INC.
                                 MARCH 31, 1997


                                  EXHIBIT INDEX


                                      10-Q



ITEM             DESCRIPTION

11.0             Statement re: Computation of Per Share Earnings

27.0             Financial Data Schedule