Form 10-Q
period 1997-06-30
DEWOLFE COMPANIES INC
filed 1997-08-12
CIK 888138

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date (July 24, 1997)

Common Stock, par value $.01 per share 3,258,763 shares

              Page 1 of 14 pages, Exhibit Index appears on Page 11.

                           THE DEWOLFE COMPANIES, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.


Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheets as of
         June 30, 1997 and December 31, 1996                                   3


         Condensed Consolidated Statements of Income for the Three
         Months and Six Months ended June 30, 1997 and June 30, 1996           4


         Condensed Consolidated Statements of Cash Flows for
         the Six Months ended June 30, 1997 and June 30, 1996                  5


         Notes to Condensed Consolidated Financial Statements
         June 30, 1997                                                         6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 7


PART II. OTHER INFORMATION                                                     9

                           THE DEWOLFE COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS


                                                                               June 30, 1997    December 31, 1996
                                                                               -------------    -----------------
CURRENT ASSETS
     Cash                                                                       $  1,719,000         $  2,586,000
     Commissions receivable, net of allowance of $1,171,000 at
        June 30, 1997 and $831,000 at December 31, 1996                           23,415,000           12,589,000
     Mortgage loans held for sale                                                 13,956,000            6,735,000
     Note and advance receivable from stockholder                                     66,000               66,000
     Prepaid expenses and other current assets                                       442,000              327,000
                                                                                 -----------          -----------
        TOTAL CURRENT ASSETS                                                      39,598,000           22,303,000

PROPERTY AND EQUIPMENT
     Furniture and equipment                                                       7,980,000            6,862,000
     Land, building and improvements                                               4,878,000            4,523,000
                                                                                 -----------          -----------
                                                                                  12,858,000           11,385,000
     Accumulated depreciation                                                     (6,058,000)          (4,921,000)
                                                                                 -----------          -----------
        NET PROPERTY AND EQUIPMENT                                                 6,800,000            6,464,000

OTHER ASSETS
     Excess of cost over value in net assets acquired, net of accumulated amortization of $744,000 at June 30, 1997 and $682,000 at
        December 31, 1996                                                          1,772,000            1,834,000
     Other Assets                                                                  2,051,000            1,996,000
                                                                                 -----------          -----------
                                                                                $ 50,221,000         $ 32,597,000
                                                                                ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank                                                           13,600,000         $  6,575,000
     Current portion of long term debt                                             1,449,000            1,363,000
     Commissions payable                                                          15,758,000            8,451,000
     Accounts payable and accrued expenses                                         2,875,000            1,796,000
     Deferred mortgage fee income                                                    277,000              202,000
                                                                                 -----------          -----------
        TOTAL CURRENT LIABILITIES                                                 33,959,000           18,387,000

LONG TERM DEBT, net of current portion                                             4,443,000            3,215,000
NON COMPETE AGREEMENTS AND CONSULTING
   AGREEMENTS PAYABLE                                                                756,000              803,000

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 3,000,000 shares authorized;
        none outstanding
     Common stock, $.01 par value; 10,000,000 shares authorized; 3,359,791 shares issued at June 30, 1997 and
     3,352,049 shares issued at December 31, 1996                                     34,000               34,000
     Additional paid-in capital                                                    6,408,000            6,375,000
     Retained earnings                                                             5,129,000            3,989,000
                                                                                 -----------          -----------
        TOTAL STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK                          11,571,000           10,398,000
           Less Treasury Stock (91,063 shares at June 30, 1997
           and 35,163 shares at December 31, 1996) at cost                          (508,000)            (206,000)
                                                                                 -----------          -----------
        TOTAL STOCKHOLDERS' EQUITY                                                11,063,000           10,192,000
                                                                                 -----------          -----------
                                                                                $ 50,221,000         $ 32,597,000
                                                                                ============         ============

            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    Three Months Ended                 Six Months Ended
                                                         June 30,                          June 30,
                                                         --------                          --------
                                                    1997                 1996        1997                 1996
                                                    ----                 ----        ----                 ----
Revenues:
     Real estate brokerage                       $29,537,000      $28,372,000     $52,158,000      $48,968,000
     Mortgage                                      1,385,000        1,359,000       2,189,000        2,311,000
     Other                                           434,000          353,000         478,000          386,000
                                                 -----------      -----------     -----------      -----------
TOTAL REVENUES                                    31,356,000       30,084,000      54,825,000       51,665,000

Commission expense:                               19,057,000       18,170,000      33,541,000       31,197,000
                                                 -----------      -----------     -----------      -----------


NET REVENUES                                      12,299,000       11,914,000      21,284,000       20,468,000


Operating expenses:
     Compensation and benefits                     4,150,000        3,619,000       8,012,000        7,143,000
     Facilities                                    1,324,000        1,188,000       2,626,000        2,341,000
     General and administrative                    2,344,000        2,085,000       4,235,000        3,696,000
     Marketing and promotion                       1,559,000        1,507,000       2,847,000        2,712,000
     Communications                                  377,000          379,000         741,000          652,000
     Provision for doubtful accounts                 299,000          126,000         589,000          372,000
                                                 -----------      -----------     -----------      -----------
TOTAL OPERATING EXPENSES                          10,053,000        8,904,000      19,050,000       16,916,000
                                                 -----------      -----------     -----------      -----------

OPERATING INCOME                                   2,246,000        3,010,000       2,234,000        3,552,000

Other income (expenses):
     Interest expense                               (306,000)        (297,000)       (516,000)        (539,000)
     Interest income                                 248,000          151,000         354,000          237,000
                                                 -----------      -----------     -----------      -----------
INCOME BEFORE INCOME TAXES                         2,188,000        2,864,000       2,072,000        3,250,000

Income Tax Expense                                   982,000        1,315,000         932,000        1,495,000
                                                 -----------      -----------     -----------      -----------

NET INCOME                                       $ 1,206,000      $ 1,549,000    $  1,140,000      $ 1,755,000
                                                 ===========      ===========    ============      ============

Earnings Per Common Share                        $      0.36      $      0.44    $       0.34      $      0.50

Weighted average common shares outstanding         3,352,000        3,511,000       3,364,000        3,510,000


            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six Months Ended
                                                                                      June 30,
                                                                                      --------
                                                                                1997                1996
                                                                                ----                ----
Increase (Decrease) in Cash
OPERATING ACTIVITIES
     Cash received from customers                                          $ 44,381,000        $ 38,665,000
     Commissions and compensation paid to co-brokers, sales
        associates and mortgage consultants                                 (27,046,000)        (22,525,000)
     Operating expenses paid                                                (16,660,000)        (14,333,000)
     Provision for doubtful accounts                                           (589,000)           (372,000)
     Mortgage loans originated for sale                                     (88,328,000)        (89,473,000)
     Proceeds from mortgage loan sales                                       81,107,000          91,409,000
     Net borrowings (repayment) on note payable, bank                         7,025,000          (1,822,000)
     Interest received                                                          354,000             237,000
     Interest paid                                                             (503,000)           (541,000)
     Income taxes paid                                                         (100,000)           (838,000)
                                                                           -------------       ------------
        Cash (used) for / provided by operating activities                     (359,000)            407,000

INVESTING ACTIVITIES
     Expenditures for business combinations                                    (100,000)
     Expenditures for property and equipment                                   (974,000)           (495,000)
                                                                           -------------       ------------
        Cash used for investing activities                                   (1,074,000)           (495,000)

FINANCING ACTIVITIES
     Net borrowings under revolving line of credit                            1,600,000             800,000
     Principal payments on long term debt                                      (765,000)           (703,000)
     Purchase of treasury stock                                                (302,000)
     Issuance of common stock                                                    33,000              19,000
                                                                           -------------       ------------
        Cash provided by financing activities                                   566,000             116,000
                                                                           -------------       ------------
        NET (DECREASE)INCREASE IN CASH                                         (867,000)             28,000
Cash at beginning of period                                                   2,586,000           1,865,000
                                                                           -------------       ------------
     CASH AT END OF PERIOD                                                 $  1,719,000        $  1,893,000
                                                                           =============       ===========

Supplemental Information:
     Noncash investing and financing activities
        Leases capitalized                                                 $    479,000        $    510,000


            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                                  JUNE 30, 1997

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - CHANGE IN ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of primary and fully dilated earnings per share for the quarter and the six month period ended June 30, 1997 is not expected to be material.

                           THE DEWOLFE COMPANIES, INC.
                                  JUNE 30, 1997
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The net income in the second quarter of 1997 was $1.2 million as compared to a net income of $1.5 million in the second quarter of 1996. Net income for the first six months of 1997 was $1.1 million compared to a net income of $1.8 million for the first six months of 1996. The decrease in the 1997 earnings were primarily attributed to a reduction in net revenue margins in real estate brokerage and increased operating expenses.

Results of Operations

Real Estate Brokerage Revenues:

Real estate brokerage revenues increased 4% in the second quarter of 1997 to $29.5 million, an increase of $1.2 million over the second quarter of 1996. For the first six months of 1997 real estate brokerage revenues were $52.2 million, an increase of 7% as compared to the first six months of 1996. The increase in real estate brokerage revenues is primarily attributed to the continued increase in business in the Company's existing markets caused by a general improvement in consumer confidence that had a generally positive effect on residential real estate brokerage in 1996 and 1997.

Real estate brokerage revenue includes $1.6 million of income from relocation services in the second quarter of 1997 as compared to $1.5 million in the second quarter of 1996, an increase of 7%. Real estate brokerage revenues from relocation services were $2.9 million the first six months of 1997, as compared to $2.5 million for the first six months of 1996, an increase of 16%. The increase was primarily due to an increase in the number of corporate accounts and affinity groups that the Company serviced.

Net revenues from real estate brokerage increased 3% or $278 thousand in the second quarter of 1997 to $10.5 million, and increased 5% or $846 thousand for the first six months of 1997 to $18.6 million. Net real estate brokerage revenues as a percentage of real estate brokerage revenues were 35.5% for the second quarter of 1997 as compared to 36.0% in the second quarter of 1996 and were 35.7% for the first six months of 1997 as compared to 36.3% for the first six months of 1996.

Net revenues from real estate brokerage income are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and pressure on the Company to change commission structures necessary to attract and retain qualified sales associates.

Mortgage Revenues:

Mortgage revenues increased 2% in the second quarter of 1997 to $1.4 million, an increase of $226 thousand compared to the second quarter of 1996. For the first six months of 1997 mortgage revenues were $2.2 million, a decrease of 5% or $122 thousand as compared to the same period in 1996. The increase in the second quarter is primarily due to improved pricing on loans in the second quarter of 1997 as compared to 1996. The decrease in the first six months of 1997 is due to a decrease in closed loans in the first six months of 1997 as compared to the first six months of 1996, primarily in the first quarter of 1997 as compared to 1996.

Closed loan volume in the second quarter of 1997 and 1996 was $81.7 million and $82.3 million, respectively. For the first six months of 1997 and 1996 closed loan volume was $131.4 million and $138.2 million, respectively.

Net revenues from mortgage income (mortgage revenues less expenses associated with commissions payable to the Company's mortgage consultants) as a percentage of total mortgage revenues were 74% in the second quarter of 1997 compared to 73% in the second quarter of 1996 and 73% for the first six months of 1997 compared to 72% for the first six months of 1996.

Operating Expenses:

Operating expenses for the second quarter of 1997 increased $1.1 million or 13% from the second quarter of 1996. The increase is primarily due to cost increases of approximately $810 thousand caused by the increase in the Company's overall business, approximately $60 thousand of initial operating costs of the Company's insurance agency and approximately $230 thousand in increased operating expenses including investments to develop support services such as information systems and marketing. Operating expenses as a percentage of net revenues were 82% in the second quarter of 1997 compared to 75% in the second quarter of 1996.

Operating expenses increased 13% or $2.1 million for the first six months of 1997 compared to the first six months of 1996. The increase is primarily due to cost increases of approximately $1.5 million caused by the increase in the Company's overall business, approximately $100 thousand of initial operating costs of the Company's insurance agency and approximately $500 thousand in increased operating expenses including investments to develop support services such as information systems and marketing. Operating expenses as a percentage of net revenues increased from 83% to 90% for the six months of 1997 and 1996, respectively.

Interest Expense and Interest Income:

Interest expense increased by $9 thousand in the second quarter of 1997 as compared to 1996 and decreased by $23 thousand for the first six months of 1997 as compared to 1996. The interest expense variances are primarily due to the financing of capital lease obligations and the borrowing under the revolving line of credit.

The increase of $97 thousand in interest income in the second quarter of 1997 as compared to 1996, as well as the increase of $117 thousand for the first six months of 1997 compared to 1996, is primarily due to an increase in interest rates earned and balances kept in the Company's bank accounts.

Liquidity and Sources of Capital

Cash balances at June 30, 1997 and June 30, 1996 were $1.7 million and $2.6 million, respectively. Cash used by operations for the first six months of 1997 was $359 thousand as compared to cash provided by operations for the first six months of 1996 of $407 thousand.

The Company has various credit arrangements with the First National Bank of Boston. The arrangements provide for a term note of $1.5 million which was used to finance the acquisition of Hillshire House, Inc. in December, 1994 and requires $25,000 monthly principal payments, an equipment lease line of credit of $4.0 million, and a revolving credit line of $3.0 million.

The remaining outstanding balance of the term note was $975 thousand at June 30, 1997 and $1.3 million at June 30, 1996. At June 30, 1997 and 1996, the Company had outstanding under lease lines of credit of $2.3 million and $2.4 million, respectively. The Company's borrowings under the revolving line of credit had an outstanding balance of $1.6 million at June 30, 1997 and $1.2 million at June 30, 1996.

In connection with the mortgage loan activity the Company maintains a $25 million credit line that is used to finance mortgage loans that it originates and had an outstanding balance of $13.6 million and $8.9 million at June 30, 1997 and 1996, respectively.

In 1996, the Company approved a stock repurchase plan authorizing the Company to acquire up to $1 million of the Company's outstanding common stock. As of June 30, 1997, the Company had acquired a total of $388 thousand of stock under the plan, $149 thousand of which was acquired during the quarter.

The Company considers its future cash flow from operations combined with its credit arrangement with the First National Bank of Boston to be adequate to fund continuing operations. However, the Company expects to continue to expand its existing businesses which may include opening new real estate sales offices as well as making investments in or acquiring other real estate business. As a result, the Company from time-to-time may seek additional or alternate sources of debt or equity financing which may include the issuance of shares of the Company's capital stock or treasury stock.

                           THE DEWOLFE COMPANIES, INC.
                                  June 30, 1997





PART II. OTHER INFORMATION

Item 4   Submissions of Matters to a vote of Security Holders

     The annual meeting of the shareholders was held on May 13, 1997 in Randolph, Massachusetts. A brief description of each matter voted upon at the meeting and a tabulation of votes with respect to each such matter is attached as Exhibit (22).

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



Date:  August 11, 1997                   THE DEWOLFE COMPANIES, INC.

                                         By:      /s/James A. Marcotte
                                                  -----------------------------
                                                  James A. Marcotte
                                                  Senior Vice President
                                                  and Chief Financial Officer

                           THE DEWOLFE COMPANIES, INC.
                                  June 30, 1997


                                  EXHIBIT INDEX


                                      10-Q



ITEM     DESCRIPTION                                                   LOCATION
----     -----------                                                   --------
11.0     Statement re:  Computation of Per Share Earnings              Page 12 of this report

22.0     Published Report Regarding Matters Submitted to a Vote of     Page 13 of this report
         Security Holders

27.0     Financial Data Schedule