Form 10-Q
period 1997-09-30
DEWOLFE COMPANIES INC
filed 1997-11-12
CIK 888138

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission File number 1-11278

                           THE DEWOLFE COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


     MASSACHUSETTS                                   04-2895334
     -------------                                   ----------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification Number)

     80 Hayden Avenue
     Lexington, MA                                   02173
     -------------                                   -----
     (Address of principal executive offices)        (Zip Code)



                                 (617) 863-5858
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (October 31, 1997):

Common Stock, par value $.01 per share 3,246,509 shares.


             Page 1 of 16 pages, Exhibit Index appears on Page 11.

                           THE DEWOLFE COMPANIES, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                      PAGE NO.

Item 1.   Financial Statements (Unaudited)


          Condensed Consolidated Balance Sheets as of
          September 30, 1997 and December 31, 1996                                      3


          Condensed Consolidated Statements of Income for the Three
          Months and Nine Months ended September 30, 1997 and September 30, 1996        4


          Condensed Consolidated Statements of Cash Flows for
          the Nine Months ended September 30, 1997 and September 30, 1996               5


          Notes to Condensed Consolidated Financial Statements
          September 30, 1997                                                            6


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                         7


PART II.  OTHER INFORMATION                                                             9


                           THE DEWOLFE COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS



                                                                                September 30, 1997          December 31, 1996
                                                                                ------------------          -----------------
CURRENT ASSETS
     Cash                                                                            $   2,137,000              $   2,586,000
     Commissions receivable, net of allowance of $871,000 at
        September 30, 1997 and $831,000 at December 31, 1996                            17,216,000                 12,589,000
     Mortgage loans held for sale                                                       10,961,000                  6,735,000
     Note and advance receivable from stockholder                                           91,000                     66,000
     Prepaid expenses and other current assets                                             451,000                    327,000
                                                                                     -------------              -------------
        TOTAL CURRENT ASSETS                                                            30,856,000                 22,303,000

PROPERTY AND EQUIPMENT
     Furniture and equipment                                                             8,320,000                  6,862,000
     Land, building and improvements                                                     4,939,000                  4,523,000
                                                                                     -------------              -------------
                                                                                        13,259,000                 11,385,000
     Accumulated depreciation                                                           (6,639,000)                (4,921,000)
                                                                                     -------------              -------------
        NET PROPERTY AND EQUIPMENT                                                       6,620,000                  6,464,000

OTHER ASSETS
     Excess of cost over value of net assets acquired, net of accumulated amortization of $775,000 at September 30, 1997 and
        $682,000 at December 31, 1996                                                    1,741,000                  1,834,000
     Other Assets                                                                        2,162,000                  1,996,000
                                                                                     -------------              -------------
                                                                                     $  41,379,000              $  32,597,000
                                                                                     =============              =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank                                                               $ 10,650,000              $   6,575,000
     Current portion of long term debt                                                   1,635,000                  1,363,000
     Commissions payable                                                                11,583,000                  8,451,000
     Accounts payable and accrued expenses                                               2,821,000                  1,796,000
     Deferred mortgage fee income                                                          148,000                    202,000
                                                                                     -------------              -------------
        TOTAL CURRENT LIABILITIES                                                       26,837,000                 18,387,000

LONG TERM DEBT, net of current portion                                                   2,525,000                  3,215,000
NON COMPETE AGREEMENTS AND CONSULTING
   AGREEMENTS PAYABLE                                                                      665,000                    803,000

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 3,000,000 shares authorized;
        none outstanding
     Common stock, $.01 par value; 10,000,000 shares authorized; 3,371,160 shares issued at September 30, 1997 and
        3,352,049 shares issued at December 31, 1996                                        34,000                     34,000
     Additional paid-in capital                                                          6,457,000                  6,375,000
     Retained earnings                                                                   5,488,000                  3,989,000
                                                                                     -------------              -------------
        TOTAL STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK                                11,979,000                 10,398,000
           Less Treasury Stock (115,711 shares at September 30, 1997
           and 35,163 shares at December 31, 1996) at cost                                (627,000)                  (206,000)
                                                                                     -------------              -------------
        TOTAL STOCKHOLDERS' EQUITY                                                      11,352,000                 10,192,000
                                                                                     -------------              -------------
                                                                                     $  41,379,000              $  32,597,000
                                                                                     =============              =============


            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                            Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                              -------------                     -------------
                                                           1997             1996             1997            1996
                                                           ----             ----             ----            ----
Revenues:
     Real estate brokerage                              $26,560,000      $22,225,000     $78,718,000      $71,193,000
     Mortgage origination                                 1,476,000        1,249,000       3,665,000        3,560,000
     Other                                                   67,000           37,000         545,000          423,000
                                                        -----------      -----------     -----------      -----------
TOTAL REVENUES                                           28,103,000       23,511,000      82,928,000       75,176,000

Commission expense:                                      16,989,000       13,879,000      50,530,000       45,076,000
                                                        -----------      -----------     -----------      -----------


NET REVENUES                                             11,114,000        9,632,000      32,398,000       30,100,000


Operating expenses:
     Compensation and benefits                            4,564,000        4,040,000      12,576,000       11,183,000
     Facilities                                           1,324,000        1,262,000       3,950,000        3,603,000
     General and administrative                           2,579,000        1,951,000       6,814,000        5,647,000
     Marketing and promotion                              1,537,000        1,260,000       4,384,000        3,972,000
     Communications                                         394,000          367,000       1,135,000        1,019,000
     Provision for doubtful accounts                         54,000           28,000         643,000          400,000
                                                        -----------      -----------     -----------      -----------
TOTAL OPERATING EXPENSES                                 10,452,000        8,908,000      29,502,000       25,824,000
                                                        -----------      -----------     -----------      -----------

OPERATING INCOME                                            662,000          724,000       2,896,000        4,276,000

Other income (expense):
     Interest expense                                      (333,000)        (300,000)       (849,000)        (839,000)
     Interest income                                        324,000          202,000         678,000          439,000
                                                        -----------      -----------     -----------      -----------
INCOME BEFORE INCOME TAXES                                  653,000          626,000       2,725,000        3,876,000

Income Tax Expense                                          294,000          288,000       1,226,000        1,783,000
                                                        -----------      -----------     -----------      -----------

NET INCOME                                              $   359,000      $   338,000     $ 1,499,000      $ 2,093,000
                                                        ===========      ===========     ===========      ===========

Earnings Per Common Share                               $      0.11      $      0.10     $      0.44      $      0.61

Weighted average common shares outstanding                3,375,000        3,449,000       3,397,000        3,406,000



            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                                  -------------
                                                                                           1997               1996
                                                                                           ----               ----
Increase (Decrease) in Cash
OPERATING ACTIVITIES
     Cash received from customers                                                     $   78,247,000      $  70,400,000
     Commissions and compensation paid to co-brokers, sales
        associates and mortgage consultants                                              (48,414,000)       (42,910,000)
     Operating expenses paid                                                             (25,908,000)       (22,696,000)
     Provision for doubtful accounts                                                        (643,000)          (400,000)
     Mortgage loans originated for sale                                                 (144,661,000)      (131,619,000)
     Proceeds from mortgage loan sales                                                   140,435,000        134,726,000
     Net borrowings (repayment) on note payable, bank                                      4,075,000         (2,982,000)
     Interest received                                                                       678,000            439,000
     Interest paid                                                                          (834,000)          (853,000)
     Income taxes paid                                                                      (693,000)        (1,353,000)
                                                                                      ---------------     --------------
        Cash provided by operating activities                                              2,282,000          2,752,000

INVESTING ACTIVITIES
     Expenditures for business combinations                                                 (100,000)
     Expenditures for property and equipment                                              (1,139,000)          (797,000)
                                                                                      ---------------     --------------
        Cash used for investing activities                                                (1,239,000)          (797,000)

FINANCING ACTIVITIES
     Net borrowings under revolving line of credit                                                             (400,000)
     Principal payments on long term debt                                                 (1,153,000)        (1,044,000)
     Purchase of treasury stock                                                             (421,000)          (105,000)
     Issuance of common stock                                                                 82,000            209,000
                                                                                      ---------------     --------------
        Cash used for financing activities                                                (1,492,000)        (1,340,000)
                                                                                      ---------------     --------------
        NET (DECREASE) INCREASE IN CASH                                                     (449,000)           615,000
Cash at beginning of period                                                                2,586,000          1,865,000
                                                                                      ---------------     --------------
     CASH AT END OF PERIOD                                                            $    2,137,000      $   2,480,000
                                                                                      ===============     ==============

Supplemental Information:
     Noncash investing and financing activities
        Leases capitalized                                                            $     735,000       $     705,000




            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                               SEPTEMBER 30, 1997

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - CHANGE IN ACCOUNTING STANDARD
--------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarter and the nine month period ended September 30, 1997 is not expected to be material.

                           THE DEWOLFE COMPANIES, INC.
                               SEPTEMBER 30, 1997
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

The net income in the third quarter of 1997 was $359 thousand as compared to a net income of $338 thousand in the third quarter of 1996. Net income for the first nine months of 1997 was $1.5 million compared to a net income of $2.1 million for the first nine months of 1996. The decrease in the 1997 year-to-date earnings was primarily attributed to a reduction in net revenue margins in real estate brokerage and increased operating expenses.

Results of Operations
---------------------

Real Estate Brokerage Revenues:

Real estate brokerage revenues increased 20% in the third quarter of 1997 to $26.6 million, an increase of $4.3 million over the third quarter of 1996. For the first nine months of 1997 real estate brokerage revenues were $78.7 million, an increase of 11% as compared to the first nine months of 1996. The increase in real estate brokerage revenues is primarily attributed to the continued increase in business in the Company's existing markets caused by a general improvement in consumer confidence that had a generally positive effect on residential real estate brokerage in 1996 and 1997.

Real estate brokerage revenue includes $1.6 million of income from relocation services in the third quarter of 1997 as compared to $1.2 million in the third quarter of 1996, an increase of 27%. Real estate brokerage revenues from relocation services were $4.5 million for the first nine months of 1997, as compared to $3.7 million for the first nine months of 1996, an increase of 19%. The increase was primarily due to an increase in the number of corporate accounts and affinity groups that the Company serviced.

Net revenues from real estate brokerage increased 15% or $1.5 million in the third quarter of 1997 to $11.1 million, and increased 8% or $2.3 million for the first nine months of 1997 to $32.4 million. Net real estate brokerage revenues as a percentage of real estate brokerage revenues were 36.0% for the third quarter of 1997 as compared to 37.6% in the third quarter of 1996 and were 35.8% for the first nine months of 1997 as compared to 36.7% for the first nine months of 1996.

Net revenues from real estate brokerage services are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and pressure on the Company to change commission structures necessary to attract and retain qualified sales associates.

Mortgage Revenues:

Mortgage revenues increased 18% in the third quarter of 1997 to $1.5 million, an increase of $227 thousand compared to the third quarter of 1996. For the first nine months of 1997 mortgage revenues were $3.7 million, an increase of 3% or $105 thousand as compared to the same period in 1996. The increase in the third quarter is due to an increase in closed loan volume for the third quarter of 1997 as compared to 1996 and improved pricing on loans. The increase in the first nine months of 1997 is due to improved pricing on loans, partially offset by a decrease in closed loan volume for the first nine months of 1997 as compared to the first nine months of 1996.

Closed loan volume in the third quarter of 1997 and 1996 was $81.2 million and $79.2 million, respectively. For the first nine months of 1997 and 1996 closed loan volume was $213.0 million and $217.4 million, respectively.

Net revenues from mortgage services (mortgage revenues less expenses associated with commissions payable to the Company's mortgage consultants) as a percentage of total mortgage revenues were 72% in the third quarter of 1997 compared to 71% in the third quarter of 1996 and 72% for the first nine months of 1997 compared to 71% for the first nine months of 1996.

Operating Expenses:

Operating expenses for the third quarter of 1997 increased $1.5 million or 17% from the third quarter of 1996. The increase is primarily due to cost increases of approximately $600 thousand caused by the increase in the Company's overall business, approximately $100 thousand of initial operating costs of the Company's insurance agency and approximately $800 thousand in increased operating expenses including investments to develop support services such as information systems and marketing. Operating expenses as a percentage of net revenues were 94% in the third quarter of 1997 compared to 92% in the third quarter of 1996.

Operating expenses increased $3.7 million or 14% for the first nine months of 1997 compared to the first nine months of 1996. The increase is primarily due to cost increases of approximately $1.9 million caused by the increase in the Company's overall business, approximately $200 thousand of initial operating costs of the Company's insurance agency and approximately $1.6 million in increased operating expenses including investments to develop support services such as information systems and marketing. Operating expenses as a percentage of net revenues increased from 86% to 91% for the nine months of 1997 and 1996, respectively.

Interest Expense and Interest Income:

Interest expense increased by $33 thousand in the third quarter of 1997 as compared to 1996 and increased by $10 thousand for the first nine months of 1997 as compared to 1996. The interest expense variances are primarily due to the financing of capital lease obligations, borrowing under the revolving line of credit, and borrowing under the mortgage warehouse line of credit.

The increase of $122 thousand in interest income in the third quarter of 1997 as compared to 1996, as well as the increase of $239 thousand for the first nine months of 1997 compared to 1996, is primarily due to increases in interest rates earned and balances kept in the Company's bank accounts.

Liquidity and Sources of Capital

Cash balances at September 30, 1997 and September 30, 1996 were $2.1 million and $2.5 million, respectively. Cash provided by operations for the first nine months of 1997 was $2.3 million as compared to cash provided by operations for the first nine months of 1996 of $2.8 million.

The Company has various credit arrangements with the First National Bank of Boston. The arrangements provide for a term note of $1.5 million which was used to finance the acquisition of Hillshire House, Inc. in December, 1994 and requires $25,000 monthly principal payments, an equipment lease line of credit of $4.0 million, and a revolving credit line of $3.0 million.

The remaining outstanding balance of the term note was $900 thousand at September 30, 1997 and $1.2 million at September 30, 1996. At September 30, 1997 and 1996, the Company had outstanding balances under lease lines of credit of $2.3 million and $2.2 million, respectively. The Company has no borrowings under the revolving line of credit at September 30, 1997 and September 30, 1996.

In connection with the mortgage loan activity the Company maintains a $25 million credit line that is used to finance mortgage loans that it originates and had outstanding balances of $10.6 million and $7.7 million at September 30, 1997 and 1996, respectively.

In 1996, the Company approved a stock repurchase plan authorizing the Company to acquire up to $1 million of the Company's outstanding common stock. As of September 30, 1997, the Company had acquired a total of $507 thousand of stock under the plan, $119 thousand of which was acquired during the quarter.

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

                           THE DEWOLFE COMPANIES, INC.
                               September 30, 1997



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



Date:  November 12, 1997                        THE DEWOLFE COMPANIES, INC.

                                                By: /s/ James A. Marcotte
                                                    ---------------------------
                                                    James A. Marcotte
                                                    Senior Vice President
                                                    and Chief Financial Officer

                           THE DEWOLFE COMPANIES, INC.
                               September 30, 1997


                                  EXHIBIT INDEX


                                      10-Q



ITEM        DESCRIPTION                                              LOCATION
----        -----------                                              --------
10.0        Employment Agreement with Gail Hayes                     Pages 12 to 14 of this report
              dated September 2, 1997

11.0        Statement re: Computation of Per Share Earnings          Page 15 of this report

27.0        Financial Data Schedule
