Form 10-K
period 1997-12-31
DEWOLFE COMPANIES INC
filed 1998-03-31
CIK 888138

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

          [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM______________ TO _______________________

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

        Registrant's telephone number, including area code (781)863-5858


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

  COMMON STOCK $.01 PAR VALUE                  AMERICAN STOCK EXCHANGE
-----------------------------                  -----------------------
    (Title of class)               (Name of each exchange on which registered)

           SECURITIES REGISTERED PURSUANTTO SECTION 12(G) OF THE ACT:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes    X      No
                      --------    ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. ________

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of March 18, 1998 (based on the closing sale price as reported on AMEX on such date) was $6,656,350.

The number of shares outstanding of the Registrant's Common Stock as of March 18, 1998 was 3,220,374.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on May 12, 1998, are incorporated by reference in Part III.

                                     PART I

ITEM 1.  BUSINESS

     The DeWolfe Companies, Inc. (the "Company") is an integrated homeownership service company, primarily engaged in the business of providing sales and marketing services to consumers in connection with residential real estate transactions. In addition, the Company originates and services residential mortgage loans, markets insurance products, and provides corporate and employee relocation services and asset management services to a variety of clients. As such, the Company describes the services that it renders as "homeownership" services. The Company concentrates primarily in the residential segment of the real estate market. Accordingly, for financial reporting purposes the Company views itself as operating in a single segment. The Company is the largest homeownership company in New England where its services are offered in Massachusetts, New Hampshire, Maine, Connecticut and Rhode Island.

     The Company was incorporated in Massachusetts in 1984 at which time it acquired The DeWolfe Company, Inc., which had been incorporated in 1975 as the successor to a real estate brokerage business originally founded in 1949 by the family of the Company's Chairman and Chief Executive Officer, Richard B. DeWolfe. The DeWolfe Companies, Inc. is the parent corporation of four principal subsidiary corporations, which are the Company's operating entities: The DeWolfe Company, Inc. and its subsidiaries provide residential real estate sales and marketing services; DeWolfe Mortgage Services, Inc. originates and services residential real estate mortgage loans; DeWolfe Relocation Services, Inc., and its subsidiaries provide relocation services; and The DeWolfe Insurance Agency, Inc., which was incorporated in 1996, provides insurance products to the Company's customer base. The Company and its subsidiaries do business under various trade names, including "DeWolfe New England" and "DeWolfe Westledge". References in this Report to the business and operations of the Company include the business and operations of the Company and its consolidated subsidiaries.

RESIDENTIAL REAL ESTATE SALES AND MARKETING
     The Company acts as a broker or agent in residential real estate transactions. In performing these services, the Company has historically represented the seller, either as the listing broker, or as a co-broker in the sale. In acting as a broker for the seller, the Company's services include assisting the seller in pricing the property and preparing it for sale, advertising the property, showing the property to prospective buyers, and assisting the seller in negotiating the terms of the sale and in closing the transaction. In exchange for these services, the seller pays to the Company a commission, which is generally a fixed percentage of the sales price. In a co-broke arrangement the listing broker typically splits its commission with the other co-broker involved in the transaction. The Company also offers buyer brokerage services. When acting as a broker for the buyer, the Company's services include assisting the buyer in locating properties that meet the buyer's personal and financial specifications, showing the buyer properties, and assisting the buyer in negotiating the terms of the purchase and closing the transaction. In exchange for these services a commission is paid to the Company which also is generally a fixed percentage of the purchase price and is usually, with the consent of the listing broker, deducted from, and payable out of, the commission payable to the listing broker. With the consent of a buyer and seller, subject to certain conditions, the Company may, in certain circumstances, act as a selling broker and as a buying broker in the same transaction. The Company recognizes commission revenue and expense from brokerage services at the time a purchase and sale agreement is signed by the buyer and seller. Allowances are recorded for amounts that are estimated to be ultimately unrealized. The Company's sales and marketing services are provided by licensed real estate sales associates who have entered into independent contractor agreements with the Company.

RELOCATION SERVICES
     Through DeWolfe Relocation Services, Inc. ("DRS"), and its subsidiaries, the Company offers to employers a variety of specialized services primarily concerned with facilitating the resettlement of transferred employees. These services include sales and marketing of transferees' existing homes for their corporate employer, assistance in finding new homes, educational and school placement counseling, customized videos, property marketing assistance, rental assistance, area tours, international relocation, group move services, marketing and management of foreclosed properties, career counseling, spouse/partner employment assistance, and financial services. Clients can select these programs and services on a fee basis according to their needs.

     Since 1987, the Company has maintained a Strategic Alliance Agreement with PHH Homequity ("PHH") the nation's largest relocation organization, which has provided the Company with membership in PHH's nationwide network of over 400 other suppliers of relocation services. Under the terms of this agreement, PHH retained the Company to sell the homes PHH purchases from the transferred employees and to market them under the Company's usual commission arrangement. PHH has also referred to the Company relocated employees who were in the market for a new home. In return for these referrals, the Company has remitted to PHH a fixed percentage of its commission from any sales. In addition, the Company also has acted as an agent or marketing representative for other relocation services offered through the PHH network. The Company's agreement with PHH is terminable by either party on 30 days notice.

     Relocation services accounted for approximately 21% and 20% of the Company's real estate sales dollar volume (aggregate sales price) in 1997 and 1996, respectively. Of these amounts, the alliance with PHH accounted for approximately 19% and 26% of DRS transactions for the years ended December 31, 1997 and 1996, respectively.

     In September, 1997, the Company entered into an agreement with Reliance Relocation Services, Inc. ("Reliance") to provide relocation services to the Reliance network. The Reliance organization comprises a network of 500 independent real estate brokerage firms, which includes 42% of the nation's largest real estate firms. The Company is a founding member and shareholder of Reliance Relocation Services, Inc. The Company anticipates that participation in Reliance Relocation will provide new relocation opportunities with firms on a national level.

     It is anticipated that, based upon the Reliance agreement, relocation revenue generated through the PHH alliance will be greatly reduced or eliminated. The Company believes that these revenues will be primarily replaced by revenues generated via the Reliance network and direct corporate marketing efforts. However, there is no guarantee as to the success that the Company will have in replacing this income.

REAL ESTATE BROKERAGE REVENUES
     The following table summarizes the Company's revenues from residential real estate transactions, including relocation, for the periods indicated:

                                           (Dollar amounts in thousands)

                                            Year ended          Percentage
                                           December 31,          increase
                                      1997            1996     1997 vs. 1996
                                      ----            ----     -------------
Number of Transactions                   14,599        14,168          3.0%
Aggregate Sales Price                $3,162,960    $2,797,417         13.1%
Gross Real Estate Brokerage Revenues   $100,799       $90,282         11.6%
Net Real Estate Brokerage Revenues      $36,057       $32,988          9.3%

Gross real estate brokerage revenues accounted for 95%, 95% and 94% of total revenues and net real estate brokerage revenues accounted for 87%, 87% and 86% of net revenues of the Company for the years ended December 31, 1997, 1996 and 1995, respectively.

MORTGAGE BANKING
     The Company, through its wholly owned subsidiary, DeWolfe Mortgage Services, Inc. ("DMS"), is engaged in the residential mortgage business, which involves the origination, sale and servicing of mortgage loans for one-to-four family residences. The Company primarily originates and services loans for purchases of properties located in eastern Massachusetts, southern New Hampshire and Connecticut. The majority of these loans are for home sales transactions in which the Company also acts as a broker. The term "origination" refers generally to the process of providing mortgage financing for the purchase of property directly to the purchaser or for refinancing an existing mortgage. The Company primarily funds mortgage loans under a line of credit with CoreStates Bank, N.A. that presently has a $25 million limit. The majority of its mortgage loans are funded by the line of credit, and the remainder of the loans is funded by investors at closing. The Company sells the loans that it funds through the line of credit to investors on the secondary mortgage market. The Company has correspondent relationships with several financial institutions (investors or wholesale lenders) to whom it sells some of the mortgage loans that it originates. These sales are pursuant to a pre-closing commitment from the investor at a specified price, based upon a specified interest rate and type of mortgage loan. These relationships are governed by contracts which establish procedures for registering certain types of loans, including submitting complete loan packages for approval, meeting conditions established by the investors, funding the loans, delivering the closed loan package, and assigning the loan to the investor. The Company emphasizes the origination of "conventional" mortgage loans, as well as loans that are guaranteed or insured by agencies of the federal government, secured by one-to-four family residential properties (including condominiums), that comply with the requirements for sale to either the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company also originates "jumbo" loans (conventional loans that exceed the maximum amounts qualifying for sale to FNMA or FHLMC but that otherwise generally comply with FNMA or FHLMC requirements) and other loans that do not comply with FNMA or FHLMC requirements but that do comply with requirements for sale to private investors.

     During the fourth quarter of 1995, the Company was approved as a seller/servicer by the FNMA and the FHLMC, the largest national investors in residential mortgage loans and the Company began to sell some of its loans directly to these investors, while retaining the rights to service these loans. Mortgage servicing includes processing loan payments, administering escrow funds, monitoring delinquencies, managing foreclosures, and answering borrowers' inquires. Servicing fees are collected by the Company out of mortgage payments and are normally equal to a fixed percentage of the declining principal balance of the loan. In addition, income is derived from earnings on escrow accounts, late fees, and interest on funds received from borrowers prior to remittance to the purchasers of the loan. The right to service these loans has been treated as an asset (Originated Mortgage Servicing Rights) of the Company. This servicing asset is subject to adjustments for impairment of valuation due to prepayment risk.

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

     The Company's mortgage servicing business is also subject to certain risks. For example, the decision to purchase servicing rights or to sell loans while retaining servicing rights will be based in part on the Company's estimate of the market value of the servicing rights purchased or retained, which in turn are based on the estimated present value of the expected future cash flows from such rights. Various events, such as a higher than anticipated rate of default or prepayment on loans as to which the Company has servicing rights, could adversely affect the value of, and earnings from, these rights. However, it is the Company's intention to acquire or retain only servicing rights "without recourse", which means that if a borrower defaults on a loan, then the Company would not be required to remit funds to the loan investor or owner until remittance was received from the borrower.

     The Company's mortgage revenues consist of loan origination fees, which are generally a percentage of the original principal amount of the loan and are commonly referred to as "points," servicing release premiums, which are generally a percentage of the original principal amount of the loan based on the financial return expected by the investor from the servicing rights, gains or losses on the sale of the loan and other miscellaneous fees. The Company recognizes mortgage origination revenues and expenses when the sale of a mortgage loan is consummated. DeWolfe Mortgage Services, Inc. is licensed as both a mortgage lender and as a mortgage broker in Massachusetts, New Hampshire, Rhode Island, Maine and Connecticut. The Company's net mortgage revenues accounted for 10% of net revenues in 1997 and 9% of net revenues in 1996.

     The following table summarizes the Company's mortgage origination and servicing activities for the periods indicated:

                                     (Dollar amounts in thousands)
                                       Year ended          Percentage
                                      December 31,          increase
                                    1997       1996       1997 vs. 1996
                                  --------   ---------    -------------
Mortgages Originated
   and Closed                        1,899      1,843        3.0%
Aggregate Loan Amount             $293,178   $274,115        7.0%
Gross Mortgage Revenues             $4,915     $4,473        9.9%
Net Mortgage Revenues               $3,539     $3,207       10.4%
Loans Serviced for Others          $40,715    $11,785      245.5%
Originated Mortgage Servicing
Rights, Net (Booked Value)            $297        $84      253.6%


INSURANCE SERVICES
      In late 1996, the Company commenced its insurance agency business and acts as an insurance agent, advising customers as to their insurance needs and the appropriate types and amounts of coverage, placing coverage on their behalf with insurers directly or through wholesale insurance brokers, and assisting them with any subsequent claims. In return for these services, the Company's customers pay premiums based upon the type and amount of coverage purchased and the insurer remits to the Company a commission for sale of the coverage. Premium and commission rates vary in amount depending upon the type of insurance coverage provided, the insurance company underwriting the coverage, and other factors. Gross commission revenues in 1997 from insurance were $37,000. There were no revenues in 1996 from insurance.

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

     In the Company's traditional business of residential real estate sales and marketing, the Company competes primarily with franchise real estate organizations, such as Century-21, ERA, Realty World, Better Homes and Gardens, RE/MAX, The Prudential, and Coldwell Banker; and multi-office independent real estate organizations, such as Dallamora, and Jack Conway & Company. The Company believes that its major competitors in 1998 will be franchise organizations, such as RE/MAX and Coldwell Banker. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, to some degree, price.

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

GOVERNMENT REGULATION
     Several facets of the Company's business are subject to government regulation. For example, the Company's real estate sales and marketing subsidiaries are licensed as real estate brokers in the states in which they conduct their real estate brokerage businesses. In addition, the Company's real estate sales associates must be licensed as real estate brokers or salespersons in the states in which they act as a broker. In every case, all such licenses may be denied or revoked for various reasons, including the violation of regulations, conviction of crimes, and the like. Future expansion of the Company's operations into new geographic markets may subject it to similar licensing requirements in other states.

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

     In its mortgage business, mortgage loan origination activities are subject to the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act, and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. As an approved FNMA and FHLMC mortgage seller, the Company is required to comply with FNMA and FHLMC seller guidelines for secondary sale of mortgages.

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

                                       -7

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


                       PERCENTAGE OF REVENUE
                      1997             1996
                      ----             ----
First Quarter         22.1%            22.7%
Second Quarter        29.5%            31.6%
Third Quarter         26.4%            24.7%
Fourth Quarter        22.0%            21.0%
                      ----             ----
                       100%             100%
                      ====             ====
WORK FORCE
     At December 31, 1997 the Company's total work force numbered 1,712 people, including 337 employees (including 51 mortgage banking personnel), 1,366 real estate sales associates and 9 relocation associates. The Company believes that its relations with its personnel are satisfactory and none of its employees are represented by a union. All of its sales associates and relocation associates are independent contractors. As independent contractors, the real estate sales associates and relocation associates are paid by commission solely on the basis of closed sales transactions. Mortgage consultants are paid on the basis of closed mortgage loans.

GROWTH STRATEGIES

     ACQUISITIONS
     Historically, the Company's growth has been achieved primarily through acquisitions. In some of these acquisitions, the Company acquired the respective business under a non-competition, consulting, and cooperation agreement with the acquired firm's principal which provided for contingent cash payments to such principal in exchange for the principal's fulfillment of the terms of the agreement and based upon the net commission income derived from the acquired firm's sales offices during the term of the agreement. In other cases the purchase price was paid for primarily through cash and the issuance of shares of the Company's common stock.

     The Company expects to fund a portion of future acquisitions through credit facilities negotiated with the principals of the acquired Companies or with institutional lenders. Additionally, the Company may continue to use shares of the Company's common stock to complete acquisitions and in some cases the Company may grant registration rights to the sellers in such acquisitions. As a result, resales of shares issued in such acquisitions may affect the market price of the Company's stock, depending on the number of shares sought to be sold in any particular period.

     On December 8th, 1997, the Company entered into an agreement with Dollar Dry Dock Real Estate, Inc. ("DDD") to acquire 100% of the stock of DDD and its wholly owned subsidiary, The Heritage Group, Inc., for $4,000,000. A deposit of $1.5 million of the purchase price was placed in escrow and was funded using the Company's revolving line of credit. On January 16th, 1998, the Company completed the transaction to acquire DDD. The acquisition was funded through a credit facility provided by BankBoston, N.A. (formerly The First National Bank of Boston).

     DIVERSIFICATION
     The Company has expanded by entering businesses related to homeownership such as mortgage banking and insurance sales. The Company expects to continue to investigate other revenue producing services providing a better range of products and quality of service related to homeownership.

ITEM 2.  PROPERTIES

     The Company owns the land and building occupied by its Westford, Massachusetts sales office. The property includes approximately 4,400 square feet of newly renovated sales office space. As of December 31, 1997 the property was subject to mortgages in the aggregate amount of $400,000 arising from such acquisition. The Company's principal executive offices are located at 80 Hayden Avenue, Lexington, Massachusetts where it leases approximately 22,000 square feet of space under a lease which requires rent of $403,000 per year ($18.27 per square foot) and which expires in June, 1999. In addition, the Company leases office and warehouse space for its 68 locations, which consist of an average of 3,600 square feet each, under leases which require rent ranging from $10,000 per year ($5.00 per square foot) to $120,000 per year ($28.00 per square foot) and which expire at various times through December, 2002.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     Not Applicable.
                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     The common stock of the Company is traded on the American Stock Exchange under the symbol "DWL". The following table sets forth for the periods indicated the high and low selling prices as reported by the American Stock Exchange. As of March 18, 1998, there were 2,565 record holders of the Company's Common Stock.

                                   High           Low
CALENDAR PERIOD 1997              ------         -------
First Quarter                     $5 7/8         $4 7/8
Second Quarter                     5 7/8          4 7/8
Third Quarter                      6 3/8          4 9/16
Fourth Quarter                     6 1/4          5

CALENDAR PERIOD 1996
First Quarter                     $5 3/4         $4 1/2
Second Quarter                     7 1/8          5 1/4
Third Quarter                      6 3/4          5 5/8
Fourth Quarter                     6 1/8          5 1/4

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

ITEM 6. SELECTED FINANCIAL DATA - FIVE YEAR FINANCIAL SUMMARY

                                                         (In Thousands except for per share data)
                                                                   FISCAL YEAR
                              -------------------------------------------------------------------------------------
                                        1997            1996             1995              1994           1993
                                        ----            ----             ----              ----           ----
RESULTS OF OPERATIONS
 Gross revenue                       $ 106,325       $  95,217         $ 82,951         $ 62,375         $ 51,799
 Commission expense                     64,742          57,294           49,245           37,961           30,570
                                     ---------       ---------         --------         --------         --------
 Net revenue                            41,583          37,923           33,706           24,414           21,229
 Operating Income                        2,120(a)        3,783              899(b)         1,258            2,469
 Income before income taxes              1,946           3,425              203              959            2,287
 Net income                              1,070           1,930              115              534            1,307
 PER SHARE DATA:
 Earnings per share                  $    0.33       $    0.58         $   0.04         $   0.19         $   0.47
 Earnings per share-
 assuming dilution                   $    0.32       $    0.57         $   0.03         $   0.18         $   0.46
 Average shares outstanding          3,271,000       3,311,000        3,216,000        2,829,000        2,789,000
 Average shares outstanding-
 assuming dilution                   3,344,000       3,409,000        3,340,000        2,942,000        2,856,000

   (a) includes a pre-tax charge of $250,000 or $.04 per share after taxes, primarily related to office closings and consolidations.

   (b) includes a pre-tax charge of $281,000, or $.05 per share after taxes, for restructuring and writedown of certain non-performing assets.

                                                  AS OF DECEMBER 31
                                -------------------------------------------------------
                                  1997         1996        1995       1994       1993
                                  ----         ----        ----       ----       ----
FINANCIAL POSITION
 Commissions receivable, net
 of allowance                    $12,490      $12,589     $11,416    $10,081    $ 8,411
 Mortgage loans held for sale     12,508        6,735      11,046      2,199      3,343
 Total assets                     39,617       32,597      35,206     23,207     19,463
 Long-term debt                    4,004        3,215       5,427      4,609      1,665
 Total liabilities                28,819       22,405      27,012     16,755     14,020
 Stockholders' equity             10,798       10,192       8,193      6,452      5,443


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF OPERATIONS

     Net income for 1997 was $1.07 million compared to $1.93 million in 1996. The decrease in net income in 1997 was primarily attributed to a reduction in net revenue margins in real estate brokerage and increased operating expenses.

     The following table summarizes selected operating ratios (shown as a percentage of net revenue) as of December 31 for each of the years indicated:

                             1997      1996      1995
                             ----      ----      ----
  Operating Income            5.1%     10.0%     2.7%
  Income before taxes         4.7%      9.0%     0.6%
  Net Income                  2.6%      5.1%     0.3%

BUSINESS COMBINATIONS

     Historically, the Company's growth has been achieved primarily through acquisitions. During 1996, the Company concentrated on its restructuring plan and growing its core business units and as such, made no acquisitions in 1996. During 1997 the Company completed 3 acquisitions with a combined purchase price of $288,000.

     All business combinations have been accounted for under the purchase method of accounting and, accordingly, are included in the Company's financial statements from the date of acquisition.

     On December 8th, 1997 the Company entered into an agreement with Dollar Dry Dock Real Estate, Inc. ("DDD") to acquire 100% of the stock of DDD and its wholly owned subsidiary, The Heritage Group, Inc., for $4,000,000. A deposit of $1.5 million of the purchase price was placed in escrow and was funded using the Company's revolving line of credit.

     On January 16th, 1998, the Company completed the transaction to acquire DDD. The acquisition was funded through a credit facility provided by BankBoston, N.A. (formerly The First National Bank of Boston).

     See Item 1 "Growth Strategies," and Note B of Notes to Consolidated Financial Statements for further discussion of business combinations.

RESULTS OF OPERATIONS

1997 COMPARED WITH 1996

REAL ESTATE BROKERAGE REVENUES
     Real estate brokerage revenues increased 12% in 1997 to $100.8 million, an increase of $10.5 million over 1996. Gross real estate brokerage revenue per sales associate was $77 thousand in 1997 and $66 thousand in 1996. The increase in commission revenues was primarily attributed to the continued increase in business in the Company's existing markets which the Company believes was caused by the continued decrease in interest rates and continued strong consumer confidence that had a generally positive effect on residential real estate brokerage.

     Real estate brokerage revenues in 1997 include $5.7 million of revenues from relocation services as compared to $4.8 million in 1996, an increase of 20%. The increase was primarily due to an increase in the number of corporate accounts and affinity groups that the Company serviced.

     Net revenues from real estate brokerage increased 9.3% or $3.1 million in 1997 to $36.1 million. Net real estate brokerage revenues as a percentage of real estate brokerage revenues decreased to 35.8% for 1997 as compared to 36.5% in 1996. Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and pressure on the Company to change commission structures to attract qualified sales associates.

MORTGAGE REVENUES
     Mortgage revenues increased 10% in 1997 to $4.9 million, an increase of $442 thousand compared to 1996. The increase was primarily due to an increase in mortgage loans closed, which the Company believes was caused by decreasing interest rates and continued strong consumer confidence, and improved pricing on loans. During 1997, the Company's closed loan volume totaled $293.2 million compared to $274.1 million in 1996.

     Net revenues from mortgage services (mortgage revenues less expenses associated with commissions payable to the Company's mortgage consultants) as a percentage of total mortgage revenues for 1997 and 1996 were 72% in each year.

OPERATING EXPENSES
     Operating expenses increased 16% or $5.3 million for 1997 to $39.5 million compared to $34.1 million in 1996. Operating expenses as a percentage of net revenues increased from 90% to 95% for 1996 and 1997, respectively. The increase in operating expense and in operating expense as a percentage of net revenues was primarily due to cost increases of approximately $2.8 million caused by the increase in the Company's overall business, initial operating costs of the company's insurance agency of $200,000 and approximately $2.3 million in increased operating expenses including investments to develop support services such as information systems and marketing.

INTEREST EXPENSE AND INTEREST INCOME
     Interest expense increased by $86 thousand in 1997 as compared to 1996. The increase for 1997 was primarily due to higher interest expense from borrowings under the mortgage banking credit line that provides financing for mortgage loans originated by the Company partially offset by interest expense decreases from financing activities. Interest expense from the mortgage banking credit line was $568 thousand in 1997 and $460 thousand for 1996 and the increase in expense was due to increased loan closings.

     The increase of $270 thousand in interest income in 1997 as compared to 1996 was primarily due to an increase in the amount of interest earned from mortgage loans made to mortgage customers in 1997 and higher levels of cash and funds available from operations. Interest earned from mortgage loans to customers was $562,000 and $489,000 in 1997 and 1996, respectively.

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

     Net revenues from real estate brokerage increased 14% or $4.0 million in 1996 to $33.0 million. Net real estate brokerage revenues as a percentage of real estate brokerage revenues decreased to 36.5% for 1996 as compared to 37.0% in 1995. Net revenues form real estate brokerage are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and pressure on the Company to change commission structures to attract qualified sales associates.

                                      -12

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

OPERATING EXPENSES
     Operating expenses increased 4% or $1.3 million for 1996 to $34.1 million compared to a $32.8 million in 1995. Operating expenses as a percentage of net revenues decreased from 97% to 90% for 1995 and 1996, respectively. The increase of $1.3 million was primarily due to variable cost increases caused by the increase in the Company's overall business.

     The decrease in operating expenses as a percentage of net revenue in 1996 was due to the effects of the Company's cost cutting and restructuring plan, and in the improvement in residential real estate brokerage and mortgage businesses generally.

INTEREST EXPENSE AND INTEREST INCOME
     Interest expense decreased by $161 thousand in 1996 as compared to 1995. The decrease for 1996 was partially due to lower interest expense from borrowings under the mortgage banking credit line that provides financing for mortgage loans originated by the Company. Interest expense form these borrowings was $460 thousand in 1996 and $630 thousand for 1995. The decrease in this expense was primarily due to a reduction in rate charged from prime plus 1% to fed funds plus 2% that became effective in December of 1995. In addition, interest expense related to acquisitions decreased by $38 thousand in 1996 as compared to 1995. The interest expense reductions were offset in part by interest expense increases in the financing of capital lease obligations and the borrowing under the revolving line of credit.

     The increase of $177 thousand in interest income in 1996 as compared to 1995 was primarily due to an increase in the amount of interest earned from mortgage loans made to mortgage customers in 1996 and higher levels of cash and funds available from operations.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's cash balances at December 31, 1997 totaled $2.5 million compared to $2.6 million at December 31, 1996. Cash used for operations was $2.0 million in 1997, compared to cash provided by operations of $7.9 million in 1996 and cash used for operations of $7.7 million in 1995. The changes in cash used for operations and cash provided from operations in 1997, 1996, and 1995 were primarily due to the increases and decreases in the Company's mortgage loans held for sale which are funded by the Company's $25 million credit line with CoreStates Bank, N.A. Cash provided from operations excluding the net impact of increases and decreases related to mortgage loans held for sale were $3.6 million, $3.8 million, and $914 thousand in 1997, 1996, and 1995, respectively.

     Expenditures for property and equipment totaled $1.3 million in 1997, $1.4 million in 1996, and was $769 thousand in 1995. Capital spending during this period was primarily attributed to the Company's investment in the start-up of new sales offices, improvements to acquired sales offices and upgrades to systems and technology.

     The Company intends to continue to make yearly expenditures for property and equipment in order to maintain the standards for a quality appearance and processing systems in all of the Company's locations.

                                      -13

     The Company has various credit arrangements with BankBoston, N.A. The arrangements provide for a term note of $1.5 million, which was used to finance the acquisition of Hillshire House, Inc. in December, 1994 and requires $25,000 monthly principal payments, an equipment lease line of credit of $4.0 million, and a revolving credit line of $3.0 million.

     The remaining outstanding balance of the term note was $825,000 at December 31, 1997 and $1.1 million at December 31, 1996. At December 31, 1997 and 1996, the Company had outstanding balances under lease lines of credit of $2.2 million and $2.4 million, respectively. The Company had $1.5 million outstanding under the revolving line of credit at December 31, 1997. There was no balance outstanding under the revolving line of credit at December 31, 1996.

     In connection with the mortgage loan activity the Company maintains a $25 million credit line with CoreStates Bank, N.A. that is used to finance mortgage loans that it originates and had outstanding balances of $12.2 million and $6.6 million at December 31, 1997 and 1996, respectively.

     In 1996, the Company approved a stock repurchase plan authorizing the Company to acquire up to $1 million of the Company's outstanding common stock. As of December 31, 1997, the Company had acquired a total of $662,000 of stock under the plan, $577,000 of which was acquired during 1997.

     The Company considers its cash flows from operations, combined with its credit arrangements with BankBoston, N.A. and CoreStates Bank, N.A. to be adequate to fund continuing operations. However, the Company expects to continue to expand its existing businesses, which may include opening new real estate sales offices as well as making investments in or acquiring other businesses. As a result, the Company from time-to-time may seek additional or alternate sources of debt or equity financing which may include the issuance of shares of the Company's capital stock.

FACTORS AFFECTING FUTURE RESULTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Certain statements, which are not historical fact, may be deemed to be forward looking statements. There are many important factors that would cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, interest rates and economic conditions generally, regulatory changes (legislative or otherwise) affecting the residential real estate and mortgage lending industries, competition, and prevailing rates for sales associate commission structures.

YEAR 2000 DISCLOSURE
     The Company is subject to certain business risks related to Year 2000 computer system issues. These risks include systems the Company can control and systems controlled by third party vendors. The Company has begun implementation of plans to effect system changes related to systems the Company can control. The Company believes that costs required to make the Company's systems compliant with Year 2000 requirements will not be material.

INFLATION

     The Company believes that its revenues per transaction are primarily affected by the increase or decrease in home sale prices. However, the Company's expenses are affected by general price changes, which may not necessarily parallel the changes in home sale prices.

                                      -14

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules listed in Item 14 hereof and the report of independent auditors included in this report on Pages F-1 through F-20 are incorporated herein by reference.

ITEM 9.  CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCOLURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section under the heading "Business Experience of Nominees and Executive Officers" on pages 2 and 3 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1998 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

     The section under the heading "Executive Compensation and Other Information" in the Company's proxy statement for the annual meeting of stockholders to be held May 12, 1998 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The section under the heading "Principal Stockholders and Stockholdings of Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1998 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1998 is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

     (a) 1.    Financial Statements:                                     Page
                                                                        ------
     Consolidated Balance Sheets - December 31, 1997 and 1996             F-2
     Consolidated Statements of Income - Years                            F-4
       ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Stockholders' Equity                      F-5
        - Years ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows - Years                        F-6
        ended December 31, 1997, 1996 and 1995
     Notes to Consolidated Financial Statements                           F-8

         2.    Financial Statement Schedule:

               Schedule II Valuation And Qualifying Accounts              F-20


           All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         3.    Exhibits (See the Index to Exhibits included elsewhere in this Report).

     Executive Compensation Plans and Arrangements: The following is a list of each management contract or compensatory plan or arrangement in which any director or any of the named executive officers of the registrant participates. Each such contract, plan, or arrangement is also listed in the Index to Exhibits included elsewhere in this report. The Exhibit Number in the left-hand column below refers to the Exhibit Number in this Report. The Reference indicates the Exhibit Number or letter where a copy of such contract, plan or arrangement can be found.


  Exhibit No.                 Description                                 Reference
  -----------                 -----------                                 ---------
  10.1           -1992 Stock Option Plan                                   O-10.1
  10.1.1         -Form of Incentive Stock Option Agreement                 A-10.1.1
  10.1.2         -Form of Non-Qualified Stock Option Agreement             A-10.1.2
  10.2           -1992 Non-Employee Director Stock Option Plan             O-10.2
  10.2.1         -Form of Non-Employee Director Stock Option Agreement     A-10.2.1
  10.3           -Profit-Sharing Plan                                      A-10.4
  10.4           -Premium Conversion Plan                                  A-10.6
  10.12          -Employment Agreement dated May 20, 1992 with             A-10.16
                    Richard B. DeWolfe
  10.13          -Stock Option Agreement dated May 20, 1992 with           A-10.17
                    Richard B. DeWolfe
  10.14          -Employment Agreement dated May 20, 1992 with             A-10.20
                    Patricia A. Griffin


     ITEM 14. (CONTINUED)
  10.15          -Employment Agreement dated May 20, 1992 with             A-10.21
                      Paul J. Harrington
  10.32          -Employment Agreement dated April 29, 1996 with           M -10(i)
                     James A. Marcotte1
  10.34          -Employment Agreement dated September 2, 1997 with
                      Gail Hayes                                           N-10.0
  10.36          -1998 Stock option plan                                      Q-A

         A  - Incorporated by reference from the Registrant's Registration
              Statement on Form S-18 (File No. 33-48113-B). The number set forth herein is the number of the exhibit in said Registration Statement.

         M - Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 1996. The number set forth herein is the number of the exhibit in said report.

         N - Incorporates by reference from the registrant's Quarterly Report on form 10-Q for the period ending September 30, 1997. The page or reference set forth herein is the exhibit number in said quarterly report.

         O - Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The page or reference set forth herein is the exhibit number in said report.

         Q - Incorporated by reference from the registrant's 1998 Proxy Statement. The reference set forth herein is the exhibit letter in said Proxy Statement.

     (b) Reports on Form 8-K.
         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE DEWOLFE COMPANIES, INC.


                                      By /s/ Richard B. DeWolfe
                                         ----------------------
                                         Richard B. DeWolfe, President and
                                         Chief Executive Officer

     Date: March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     /s/ Richard B. DeWolfe                        /s/ Paul R. Del Rossi
     ----------------------                        ----------------------
     Richard B. DeWolfe                            Paul R. Del Rossi
     Chairman, Board of Directors,                 Director
       Chief Executive Officer and                 Date: March 27, 1998
       a Director (Principal
       Executive Officer)
     Date:  March 27, 1998

                                                   /s/ A. Clinton Allen
                                                   ----------------------
                                                   A. Clinton Allen, III
     /s/ James A. Marcotte                         Director
     ---------------------                         Date: March 27, 1998
     James A. Marcotte
     Chief Financial Officer
      (Principal Financial Officer)
      Date:  March 27, 1998
                                                   /s/ R. Robert Popeo
                                                   ----------------------
                                                   R. Robert Popeo
                                                   Director
                                                   Date:  March 27, 1998

                           THE DEWOLFE COMPANIES, INC.
                            EXHIBIT INDEX - FORM 10-K

Exhibit                                                                                                   Page or
Number                              Description                                                           Reference
------                              -----------                                                           ---------
3.1           - Restated Articles of Organization of the Registrant                                       A-3.1
3.2           - Amendment to Articles 3 and 4 of Restated Articles of Organization                        I-(3)(i)
3.3           - By-laws of the Registrant, as amended                                                     K-(3)(ii)
4.1           - Specimen Certificate of shares of Common Stock, $.01 par value                            K-4.1
10.1          - 1992 Stock Option Plan                                                                    O-10.1
10.1.1        - Form of Incentive Stock Option Agreement                                                  A-10.1.1
10.1.2        - Form of Non-Qualified Stock Option Agreement                                              A-10.1.2
10.2          - 1992 Non-Employee Director Stock Option Plan                                              O-10.2
10.2.1        - Form of Non-Employee Director Stock Option Agreement                                      A-10.2.1
10.3          - Profit Sharing Plan                                                                       A-10.4
10.4          - Form of Premium Conversion Plan                                                           K-10.5
10.5          - PHH Relocation Group Strategic Agreements dated January 1, 1992                           A-10.7
                with PHH Homequity Corporation, PHH Destination Services, PHH Network
                Services, PHH Asset Management, PHH Fantus Corporation, and PHH US
                Mortgage Corporation
10.5.1        - First Amendment to the PHH Relocation Group Strategic Alliance Agreements                 H-10.6.1
10.6          - Form of Management Compensation Agreement and Confidentiality Agreement                   K-10.7
10.7          - Form of Independent Contractor Agreement                                                  K-10.8
10.8          - Restructuring Agreement dated December 28, 1990 with Chase Group                          A-10.12
10.9          - Promissory Note dated November 7, 1984 to Bradford O. Emerson, as amended                 A-10.13
10.10         - Lease dated January 21, 1989 with Joseph Bridge Realty Trust II regarding                 A-10.14
                271 Lincoln Street, Lexington, Massachusetts
10.11         - Specimen of Non-Competition Agreement, Consulting and Cooperation Agreement               A-10.15
10.12         - Employment Agreement dated May 20, 1992 with Richard B. DeWolfe                           A-10.16
10.13         - Stock Option Agreement dated May 20, 1992 with Richard B. DeWolfe                         A-10.17
10.14         - Employment Agreement dated May 20, 1992 with Patricia A. Griffin                          A-10.20
10.15         - Employment Agreement dated May 20, 1992 with Paul J. Harrington                           A-10.21
10.16         - Form of Loan Commitment Letter                                                            K-10.19
10.17         - Form of Listing Agreement                                                                 A-10.23
10.18         - $10,507 Note dated June 1, 1990 from Amherst Realty Trust                                 A-10.24.1
10.19         - Mortgage dated June 23, 1991 from Richard B. DeWolfe and Marcia A. DeWolfe                A-10.24.2
10.20         - $225,000 Promissory Note dated January 2, 1988 to Five Star Realty, Inc.                  A-10.35
10.21         - Lease dated May 1, 1993 with Wire Road Realty Trust                                       C-10.32
10.22.1       - Mortgage Warehousing Loan and Security Agreement dated June 15, 1993 with                 C-10.33.1
                CoreStates First Pennsylvania Bank
10.22.2       - Promissory Note dated June 15, 1993 to CoreStates Bank, N.A.                              C-10.33.2
10.22.3       - Letter Amendment to CoreStates Bank Mortgage Warehousing Loan and
                Security Agreement dated November 30, 1995                                                K-10.24.3
10.22.4       - Letter Amendment to CoreStates Bank Mortgage Warehousing Loan and
                Security Agreement dated December 22, 1995                                                K-10.24.4
10.23.1       - Lease dated June 15, 1990 between Anne S. Furman, as Lessor and Jean LeVaux               C-10.34.1
                and Howard LeVaux as Lessee
10.23.2       - Non-Competition, Consulting and Cooperation Agreement dated July 2, 1993 with
                LeVaux Associates, Inc., Jean LeVaux, Howard LeVaux and Ari LeVaux                        C-10.34.2




                           THE DEWOLFE COMPANIES, INC.
                                    PAGE TWO
                            EXHIBIT INDEX - FORM 10-K

Exhibit                                                                                                   Page or
Number                              Dexcription                                                           Reference
------                              -----------                                                           ---------
10.23.3       - Assignment and Assumption Agreement dated July 2, 1993 with LeVaux                        C-10.34.3
                Associates, Inc.
10.24         - Stock Option Agreement dated March 23, 1994, with A. Clinton Allen                        C-10.37
10.25         - 1993 Company Stock Purchase Plan                                                          B-4.4
10.26         - BankBoston, N.A. Credit Agreements                                                        D-10.1.1
                                                                                                          to 10.2.5
10.26.1       - BankBoston, N.A. Credit Agreements as Amended March 30, 1995                              I-10.1 to
10.26.2       - First Amendment to Amended and Restated Credit and Security Agreement
                dated April 1, 1996 by and among The DeWolfe Company, Inc., DeWolfe
                Relocation Services, Inc., Hillshire House, Inc., Real Estate Referral, Inc. and
                Referral Associates of New England, Inc., as Borrowers, The DeWolfe
                Companies, Inc. as Guarantor and BankBoston, N.A.                                         L-10.1
10.26.3       - Unlimited Guaranty by The DeWolfe Companies, Inc. dated April 1, 1996 of the obligations of The DeWolfe Company, Inc., DeWolfe Relocation
                Services, Inc., Hillshire House, Inc., Real Estate Referral, Inc., and Referral
                Associates of New England, Inc. to BankBoston, N.A.                                       L-10.2
10.26.4       - Revolving Credit Note dated April 1, 1996 of The DeWolfe Company, Inc.,
                DeWolfe Relocation Services, Inc., Referral Associates of New England, Inc.,
                Hillshire House, Inc. and Real Estate Referral, Inc. to BankBoston, N.A.                  L-10.3
10.27         - Private Placement of 125,000 shares and 500,000 warrants                                  E-28
10.28         - Acquisition of Hillshire House, Inc. d/b/a Westledge Real Estate                          F-10.1 to 10.4
10.29         - Lease Agreement dated March, 1994 with 80 Hayden Avenue Limited Partnership
                regarding 80 Hayden Avenue, Lexington, Massachusetts                                      G-10.32
10.29.1       - Lease Amendment and Expansion Agreement with 80 Hayden Avenue Limited
                Partnership regarding 80 Hayden Avenue, Lexington, Massachusetts                          G-10.32.1
10.30         - Loan Documents relating to the purchase of the Westford sales office premises             G-10.33
10.30.1       - Promissory Note to Enterprise Bank and Trust Company dated April 25, 1994                 G-10.33.1
10.30.2       - Promissory Note to Bradford Realty Trust dated April 25, 1994                             G-10.33.2
10.30.3       - Corporate Guarantee of The DeWolfe Companies, Inc. relating to the Promissory
                Note referenced as Exhibit Number 10.29.1                                                 G-10.33.3
10.31         - Acquisition of The T. R. Preston Company and T. R. Preston Co. of the
                Farmington Valley, Inc.                                                                   J-10
10.32         - Employment Agreement dated April 29, 1996 with James A. Marcotte                          M(10)(i)
10.33         - Stock Purchase Plan, as amended                                                           M-(10)(ii)
10.34         - Employment Agreement dated September 2, 1997 with Gail Hayes                              N-10.0
              - Stock purchase agreement dated December 8, 1997 and Dollar Dry Dock
                Real Estate, Inc., The Heritage Group, Inc., Steven C. Bailey, The DeWolfe
                Company, Inc. and The DeWolfe Companies, Inc.                                             P-2.1
10.36         - 1998 Stock Option Plan                                                                    Q-A
21.           - Subsidiaries of the Registrant                                                            G-11
23.           - Consent of Ernst & Young LLP                                                              *
27.           - Financial Data Schedule                                                                   *
99.           - Copy of Section 67 of the Massachusetts Business Corporation Law                          A-28.1

                           THE DEWOLFE COMPANIES, INC.

                                   PAGE THREE
                            EXHIBIT INDEX - FORM 10-K

                                   Description
                                   -----------

      A- Incorporated by reference from the registrant's Registration Statement on Form S-18 (file No. 33-48113-B). The page or reference set forth herein is the exhibit number in said Registration Statement.

      B- Incorporated by reference from the registrant's Registration Statement on Form S-8 (File No. 33-63600) filed on June 1, 1993. The page or reference set forth herein is the exhibit number in said Registration Statement.

      C- Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The page or reference set forth herein is the exhibit number in said Report.

      D- Incorporated by reference from registrant's current report on Form 8-K filed on July 13, 1994. The page or reference set forth herein is the exhibit number in said report.

      E- Incorporated by reference from registrant's current report on Form 8-K filed on October 6, 1994. The page or reference set forth herein is the exhibit number in said report.

      F- Incorporated by reference from registrant's current report on Form 8-K filed on January 10, 1995. The page or reference set forth herein is the exhibit number in said report.

      G- Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The page or reference set forth herein is the exhibit number in said report.

      H- Incorporated by reference from the registrant's Annual Report on Form 10-K/A Amendment No. 1 filed on June 21, 1995. The page or reference set forth herein is the exhibit number in said report.

      I- Incorporated by reference from the registrant's Quarterly Report on Form 10-Q for the period ending June 30, 1995. The page or reference set forth herein is the exhibit number in said quarterly report.

                           THE DEWOLFE COMPANIES, INC.
                                    PAGE FOUR
                            EXHIBIT INDEX - FORM 10-K

                                  Description
                                  -----------


       J- Incorporated by reference from registrant's current report on Form 8-K filed on March 20, 1995. The page or reference set forth herein is the exhibit number in said report.

       K- Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31,1995. The page of reference set forth herein is the exhibit number in said report.

       L- Incorporated by reference from the registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1996. The page or reference set forth herein is the exhibit number in said quarterly report.

       M- Incorporated by reference from the registrant's Quarterly Report on Form 10-Q for the period ending June 30, 1996. The page or reference set forth herein is the exhibit number in said quarterly report.

       N- Incorporated by reference from the registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1997. The page or reference set forth herein is the exhibit number in said quarterly report.

       O- Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The page or reference set forth herein is the exhibit number in said report.

       P- Incorporated by reference from the registrant's current report on Form 8-K filed on February 2, 1998. The page or reference set forth herein is the exhibit number in said report.

       Q- Incorporated by reference for the registrant's 1998 Proxy statement. The reference set forth herein is the exhibit letter in said Proxy statement.


* Filed herewith

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
The DeWolfe Companies, Inc.



We have audited the accompanying consolidated balance sheets of The DeWolfe Companies, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of The DeWolfe Companies, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                              ERNST & YOUNG LLP



Boston, Massachusetts
January 30, 1998

                           THE DEWOLFE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                            DECEMBER 31,
                                                                   -----------------------------
                                                                          1997             1996
                                                                   -----------------------------
CURRENT ASSETS
   Cash and cash equivalents                                       $  2,542,000      $ 2,586,000
   Commissions receivable, net of allowance of $611,000 at
      December 31, 1997 and $831,000 at December 31, 1996            12,490,000       12,589,000
   Mortgage loans held for sale                                      12,508,000        6,735,000
   Note and advance receivable from stockholder                          91,000           66,000
   Prepaid expenses and other current assets                            522,000          327,000
                                                                    -----------       ----------
                                                                     28,153,000       22,303,000
  TOTAL CURRENT ASSETS

PROPERTY AND EQUIPMENT
   Land                                                                  80,000           80,000
   Building and improvements                                            771,000          771,000
   Furniture and equipment                                            8,049,000        6,862,000
   Leasehold improvements                                             3,714,000        3,672,000
                                                                    -----------       ----------
                                                                     12,614,000       11,385,000
   Accumulated depreciation and amortization                         (6,374,000)      (4,921,000)
                                                                    -----------       ----------
   NET PROPERTY AND EQUIPMENT                                         6,240,000        6,464,000

OTHER ASSETS
   Note receivable from affiliate                                        51,000           51,000
   Excess of cost over value in net assets acquired, net of
      accumulated amortization of $807,000 at December 31, 1997
      and $682,000 at December 31, 1996                               1,709,000        1,834,000
   Non-compete and consulting agreements, net of amortization of
      $1,014,000 at December 31, 1997 and $1,201,000 at
      December 31, 1996                                                 670,000          975,000
   Trade name, net of accumulated amortization of $213,000 at
      December 31, 1997 and  $187,000 at December 31, 1996              157,000          183,000
   Originated mortgage servicing rights, net                            297,000           84,000
   Deposit for acquisition                                            1,500,000              ---
   Net deferred tax assets                                              490,000          559,000
   Security deposits and other assets                                   350,000          144,000
                                                                    -----------      -----------
                                                                      5,224,000        3,830,000
                                                                    -----------      -----------
                                                                    $39,617,000      $32,597,000
                                                                    ===========      ===========

                 See notes to consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              DECEMBER 31,
                                                                     ----------------------------
                                                                         1997            1996
                                                                     ----------------------------
CURRENT LIABILITIES
   Note payable - bank                                               $12,194,000      $ 6,575,000
   Commissions payable                                                 8,452,000        8,451,000
   Accounts payable                                                      376,000          416,000
   Accrued expenses                                                    1,594,000        1,380,000
   Deferred mortgage fee income                                          231,000          202,000
   Current portion of long-term debt                                   1,408,000        1,363,000
                                                                     -----------       ----------
      TOTAL CURRENT LIABILITIES                                       24,255,000       18,387,000

Long-term debt, net of current portion                                 4,004,000        3,215,000
Non-compete agreements and consulting agreements payable                 560,000          803,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred Stock, $1.00 par value; 3,000,000 authorized;
         None outstanding
      Common Stock, $.01 par value; 10,000,000 shares authorized;
         3,379,082 shares issued at December 31, 1997 and
         3,352,049 shares issued at December 31, 1996                     34,000           34,000
      Additional paid-in capital                                       6,488,000        6,375,000
      Treasury Stock (143,211 shares at December 31, 1997 and
         35,163 shares at December 31, 1996), at cost                  (783,000)        (206,000)
      Retained earnings                                                5,059,000        3,989,000
                                                                     -----------       ----------
         TOTAL STOCKHOLDERS' EQUITY                                   10,798,000       10,192,000
                                                                     -----------       ----------
                                                                     $39,617,000      $32,597,000
                                                                     ===========      ===========

                 See notes to consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                               YEARS ENDED DECEMBER 31,
                                                       1997          1996              1995
                                                   -------------------------------------------
REVENUES:
     Real estate brokerage                         $100,799,000      $90,282,000   $78,217,000
     Mortgage revenues                                4,915,000        4,473,000     4,224,000
     Other revenues                                     611,000          462,000       510,000
                                                   ------------      -----------   -----------
     TOTAL REVENUES                                 106,325,000       95,217,000    82,951,000

     Commission Expense                              64,742,000       57,294,000    49,245,000
                                                   ------------      -----------   -----------
     NET REVENUES                                    41,583,000       37,923,000    33,706,000

OPERATING EXPENSES:
     Compensation and benefits                       16,962,000       14,879,000    13,517,000
     Facilities                                       5,392,000        4,865,000     4,535,000
     General and administrative                       8,972,000        7,274,000     6,754,000
     Marketing and promotion                          5,953,000        5,312,000     5,893,000
     Provision for doubtful accounts                    457,000          434,000       395,000
     Communications                                   1,477,000        1,376,000     1,432,000
     Office closings, restructuring, and asset
     writedown                                          250,000              ---       281,000
                                                   ------------      -----------   -----------
      TOTAL OPERATING EXPENSES                       39,463,000       34,140,000    32,807,000
                                                   ------------      -----------   -----------
      OPERATING INCOME                                2,120,000        3,783,000       899,000

OTHER INCOME (EXPENSES):
     Interest expense                                (1,147,000)      (1,061,000)   (1,222,000)
     Interest income                                    973,000          703,000       526,000
                                                   ------------      -----------   -----------
INCOME BEFORE INCOME TAXES                            1,946,000        3,425,000       203,000
     Income Taxes                                       876,000        1,495,000        88,000
                                                   ------------      -----------   -----------
NET INCOME                                         $  1,070,000      $ 1,930,000   $   115,000
                                                   ============      ===========   ===========
Earnings per Share                                 $        .33      $       .58   $       .04
Earnings per Share- assuming dilution              $        .32      $       .57   $       .03

Average shares outstanding                            3,271,000        3,311,000     3,216,000
Average shares outstanding- assuming dilution         3,344,000        3,409,000     3,340,000


                 See notes to consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                  Additional     Treasury
                                      Common        Paid-in        Stock         Retained
                                      Stock         Capital       at Cost        Earnings
                                     -------      ----------    ---------       ----------
BALANCE AT DECEMBER 31, 1994         $29,000      $4,479,000          ---       $1,944,000

Issuance of Common Stock               4,000       1,637,000          ---              ---

Purchase of Treasury Shares              ---             ---      (15,000)             ---

Net Income                               ---             ---          ---          115,000
                                     -------      ----------    ---------       ----------
BALANCE AT DECEMBER 31, 1995         $33,000      $6,116,000      (15,000)      $2,059,000

Issuance of Common Stock               1,000         259,000          ---              ---

Purchase of Treasury Shares              ---             ---     (191,000)             ---

                                         ---             ---          ---        1,930,000
                                     -------      ----------    ---------       ----------
BALANCE AT DECEMBER 31, 1996         $34,000      $6,375,000    $(206,000)      $3,989,000

Issuance of Common Stock                 ---         113,000          ---              ---

Purchase of Treasury Shares              ---             ---     (577,000)             ---

Net Income
                                         ---             ---          ---        1,070,000
                                     -------      ----------    ----------       ----------
BALANCE AT DECEMBER 31, 1997         $34,000      $6,488,000    $(783,000)      $5,059,000
                                     =======      ==========    =========       ==========

                 See notes to consolidated financial statements
                                      F-5

                           THE DEWOLFE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------
                                                            1997            1996              1995
                                                       -----------------------------------------------
OPERATING ACTIVITIES
Increase (decrease) in cash
     Cash received from customers                      $ 106,453,000   $  94,103,000     $  81,602,000
     Commission paid to co-brokers,
       sales associates and mortgage
       consultants                                       (66,134,000)    (57,603,000)      (49,923,000)
     Operating expenses paid                             (34,758,000)    (30,626,000)      (28,928,000)
     Provisions for doubtful accounts                       (457,000)       (434,000)         (395,000)
     Office closings, restructuring and writedown           (250,000)            ---          (123,000)
     Mortgage loans originated for sale                 (203,109,000)   (164,421,000)     (166,142,000)
     Proceeds from mortgage loans sales                  197,336,000     168,732,000       157,295,000
     Interest received                                       973,000         745,000           526,000
     Interest paid                                        (1,130,000)     (1,110,000)       (1,183,000)
     Income taxes paid                                      (901,000)     (1,458,000)         (452,000)
                                                       -------------   -------------     -------------
       Cash (used for)  provided by operating
       Activities                                         (1,977,000)      7,928,000        (7,723,000)

INVESTING ACTIVITIES
     Expenditures for business combinations               (1,625,000)            ---        (1,094,000)
     Expenditures for property and equipment              (1,307,000)     (1,353,000)         (769,000)
     Additions to mortgage servicing rights                 (258,000)        (88,000)              ---
                                                       -------------   -------------     -------------
       Cash used for investing activities                 (3,190,000)     (1,441,000)       (1,863,000)

FINANCING ACTIVITIES
     Net borrowings under lines of credit                  1,500,000        (400,000)          100,000
     Net borrowings (repayments) on notes
     payable- bank                                         5,619,000      (4,149,000)        8,637,000
     Note receivable from Stockholder                        (25,000)            ---               ---
     Principal payments on long-term debt                 (1,507,000)     (1,235,000)         (831,000)
     Issuance of common stock                                113,000         209,000         1,641,000
     Purchase of treasury stock                             (577,000)       (191,000)          (15,000)
                                                       -------------   -------------     -------------
       Cash provided by (used for) financing
          activities                                       5,123,000      (5,766,000)        9,532,000

NET (DECREASE) INCREASE IN CASH                              (44,000)        721,000           (54,000)
     Cash at beginning of year                             2,586,000       1,865,000         1,919,000
                                                       -------------   -------------     -------------
                CASH AT END OF YEAR                    $   2,542,000   $   2,586,000     $   1,865,000
                                                       =============   =============     =============
SUPPLEMENTAL INFORMATION:
     Non cash investing and financing activities
             Leases capitalized                        $     840,000   $     785,000     $   1,549,000


                 See notes to consolidated financial statements
                                      F-6

                           THE DEWOLFE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------------
                                                         1997              1996             1995
                                                     ---------------------------------------------------
RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES
Net Income                                             $1,070,000      $ 1,930,000       $ 115,000
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Deferred income tax                                  (87,000)        (250,000)       (210,000)
     Depreciation                                       2,475,000        1,914,000       1,533,000
     Amortization of goodwill                             125,000          125,000         117,000
     Amortization of trade name                            26,000           26,000          26,000
     Amortization of originated mortgage
         servicing rights                                  36,000            4,000             ---
      Amortization of non-compete agreements              416,000          474,000         475,000
     Office closings and writedown of
        nonperforming assets                              250,000              ---         158,000

     CHANGE IN ASSETS AND LIABILITIES
     Decrease (increase) in commissions
        receivable                                         99,000       (1,173,000)     (1,335,000)
     (Increase) decrease in other current assets         (118,000)        (149,000)        108,000
     Increase in security deposits
        and other assets                                 (137,000)        (378,000)       (685,000)
     Mortgage loans originated for sale              (203,109,000)    (164,421,000)   (166,142,000)
     Proceeds from mortgage loan sales                197,336,000      168,732,000     157,295,000
     Increase in commissions payable                        1,000          956,000         503,000
     (Decrease) increase in accounts payable
        and accrued expenses                             (312,000)         350,000         487,000
     Increase (decrease) in deferred mortgage
        fee income                                         29,000           59,000         (14,000)
     Increase in income taxes payable                     (77,000)        (271,000)       (154,000)
                                                     ------------      -----------     -----------

NET CASH (USED FOR) PROVIDED BY
 OPERATING ACTIVITIES                                 $(1,977,000)     $ 7,928,000     $(7,723,000)
                                                     ============      ===========     ===========

                 See notes to consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS OPERATIONS
The DeWolfe Companies, Inc. (together with its subsidiaries, "the Company") is a provider of integrated homeownership services, primarily engaged in the business of providing sales and marketing services to consumers in connection with residential real estate transactions in eastern Massachusetts, southern New Hampshire, northern Rhode Island, southern Maine, and Connecticut. In addition, the Company originates and services residential mortgage loans, provides corporate and employee relocation services and asset management services to a variety of clients, and provides insurance products to its homeownership customers. As such, the Company concentrates primarily in the residential segment of the real estate market. Accordingly, for financial reporting purposes the Company views itself as operating in a single segment.

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

Mortgage revenue consists of loan origination fees, application fees and investor fees paid by the borrower, gains or losses on the sale of the loans, service release premiums paid by the investors and servicing income. Mortgage loan origination fees, offset by certain direct loan origination costs, is deferred and recognized when the sale of the loan has been consummated. Servicing income represents net fees earned for servicing real estate mortgage loans owned by outside investors and is recorded as income when earned.

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

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost, except for equipment under capital leases, which is recorded at the net present value of the minimum lease payments at inception of the lease.

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

STOCK-BASED COMPENSATION
The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation". Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant (as is the case with the Company's options), no compensation expense is required.

ADVERTISING
Advertising costs are expensed as incurred and are classified as Marketing and Promotion on the Consolidated Statement of Income.

INCOME TAXES
Income taxes have been provided using the liability method in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes."

STATEMENT OF CASH FLOWS
For purposes of the statement of cash flows, cash includes cash and short-term investments with original maturities of three months or less.

EARNINGS PER SHARE AND EARNINGS PER SHARE ASSUMING DILUTION
In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings per Share". SFAS No. 128 requires the dual presentation of earnings per share and earnings per share- assuming dilution on the face of the income statement and a reconciliation of the numerator and denominator of the earnings per share computation to the numerator and denominator of the earnings per share- assuming dilution computation.

Earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Earnings per share- assuming dilution reflects the assumed conversion of all dilutive securities, such as options and warrants.

Upon adoption, all prior-period earnings per share amounts, where appropriate, are required to be restated to conform to Statement 128. The Company adopted SFAS No. 128 on December 31, 1997.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material.

RECLASSIFICATIONS
Certain prior year balances have been reclassified to conform with current year presentation.

NOTE B -- ACQUISITIONS

The Company has expanded its operations through the acquisition of 10 independent real estate agencies in the three year period ended December 31, 1997 (three in 1997 and seven in 1995) which have been accounted for by the purchase method. There were no acquisitions in the year ended December 31, 1996. These acquisitions generally included the purchase of property and equipment pursuant to lease agreements; the assignment of the acquired agency's real estate listings and other pertinent contracts; and the assumption of the agency's operating leases for facilities. The acquired agency's principal and brokers generally joined the Company as independent contractors with commission agreements considered competitive within the industry. A non-competition and consulting agreement was generally entered into with the principal of the acquired agency which typically provides for compensation over periods ranging from three to five years based on a percentage of the net commission revenues (as defined in the agreements) expected to be generated by the acquired agencies during such period. Additional contingent payments may be made if future net commission revenues exceed the estimates used in recording the amounts due under the non-competition and consulting agreements. The Company does not expect these amounts to be material to the financial statements. The contingent payments, if any, are expensed as incurred.

Total consideration for acquisitions, with the exception of T.R. Preston Company in 1995, amounted to $288,000 in 1997 and $732,000 in 1995. The Company recorded the present value of estimated payments to be made pursuant to non-competition and consulting agreements of $164,000 in 1997 and $591,000 in 1995 related to the acquisitions.

On March 1, 1995 the Company acquired all of the assets related to the real estate brokerage operations of T.R. Preston Company (Preston) which operated two real estate sales offices in Connecticut for $1,436,000, representing $45,000 paid in cash and $1,391,000 of the Company's common stock (305,714 shares at $4.55 per share). The acquisition was recorded as a purchase. Preston's operations from March 1, 1995 to December 31, 1995 and thereafter are included in the Company's income statement. The cost in excess of net assets acquired ($1,094,000) is being amortized over twenty years.

On December 8, 1997, the Company entered into an agreement with Dollar Dry Dock Real Estate, Inc. ("DDD") to acquire 100% of the stock of DDD and its wholly owned subsidiary, The Heritage Group, Inc. for $4,000,000. A deposit of $1.5 million of the purchase price was placed in escrow and was funded using the Company's revolving line of credit. On January 16, 1998, the Company completed the transaction to acquire DDD. The acquisition was funded through a credit facility provided by BankBoston, N.A.

NOTE C - RELATED PARTY TRANSACTIONS

As of December 31, 1997 and 1996 the Company had advances and notes receivable from its principal stockholder totaling $66,000 that are due on demand with interest at prime plus one-half of one percent. As of December 31, 1997 the Company had a promissory note receivable from its principal stockholder totaling $25,000 due on December 24, 1998 with interest at prime plus one quarter percent. Also, the Company had a note receivable of $51,000 from an entity controlled by the principal stockholder. The note is collaterized by a mortgage lien on commercial property that is also leased to the Company. The Company provided rent payments for this property of $46,000 in 1997, $46,000 in 1996, and $34,000 in 1995.

NOTE D -- INDEBTEDNESS

The Company has a $25 million line of credit with CoreStates Bank, N.A. to provide financing for mortgage loans that it originates. The credit line is collaterized by all mortgage notes receivable, bears interest at the lesser of the Federal Funds rate plus 1.75% or the Prime rate (8.5% at December 31, 1997) and is payable on demand. The balances due at December 31, 1997 and at December 31, 1996 were $12,194,000 and $6,575,000, respectively.

     The Company has various credit arrangements with BankBoston, N.A. The arrangements provide for a term note of $1.5 million, which was used to finance the acquisition of Hillshire House, Inc. in December, 1994 and requires $25,000 monthly principal payments, an equipment lease line of credit of $4.0 million, and a revolving credit line of $3.0 million. The credit agreements require the Company to obtain the written consent of the lender prior to paying dividends (see notes payable below).

                                                                                    1997          1996
                                                                              -------------  -------------
Note payable (revolving credit line) maturing on June 30, 1999 payable in monthly interest-only payments at the BankBoston, N.A. prime rate
  (8.5% at December 31,1997).  This note and the following note are secured by all personal and real property of the Company, except for the assets of
  DeWolfe Mortgage Services, Inc.                                               $1,500,000           ---

Note payable maturing September 30, 2000 payable in monthly
  principal installments of $25,000 plus interest at the BankBoston, N.A.
  prime rate plus .25% (8.75% at December 31, 1997).  The note is
  secured as described above.                                                      825,000     1,125,000

Mortgage note payable in monthly installments of $4,355 to maturity at May 1, 2009 with interest at the prime rate plus 2% (10.30% at
  December 31, 1997).  The note is secured by land and building
  housing the Westford sales office                                                338,000       355,000

Mortgage note payable in monthly installments of $4,152 to maturity at
  May 25, 1999 with interest at 9%.  The note is secured by a second
  mortgage on land and building housing the Westford sales office.                  62,000       104,000

Unsecured notes payable in monthly installments of approximately
  $12,000 at interest rates from 10% to 14.3% maturing between
  June, 1998 and February, 2003.  These notes are guaranteed
  by the president and principal stockholder.                                      495,000       626,000

Obligations under capital leases                                                 2,192,000     2,368,000
                                                                                ----------    ----------
                                                                                 5,412,000     4,578,000
Less current portion                                                             1,408,000     1,363,000
                                                                                ----------    ----------
                                                                                $4,004,000    $3,215,000
                                                                                ==========    ==========


The carrying amounts of the Company's borrowings approximate their fair value. Aggregate annual maturities of long-term debt as of December 31, 1997 are as follows:


1998                  $2,907,000
1999                   1,388,000
2000                     480,000
2001                     228,000
2002                     166,000
Thereafter               243,000
                    ------------
                      $5,412,000
                    ============

Included in the 1998 maturity is $1,500,000 which was advanced from the revolving line of credit to fund the initial payment deposit for the Dollar Dry Dock acquisition (see note B).

NOTE E - COMMITMENTS AND CONTINGENCIES

NON-COMPETITION AND CONSULTING AGREEMENTS
In connection with the acquisition of the assets of real estate agencies in each of the years through 1997, the Company entered into non-competition, consulting, and cooperation agreements that expire at various dates through July, 2001. Future payments, as called for in the agreements, are contingent upon the fulfillment of the terms of these agreements by the sellers and provide for certain percentage payments of the net commission income of various sales office locations. During 1997, 1996, and 1995, these payments were $481,000 $769,000, and $640,000, respectively.

The annual commitment for these payments, assuming the contracted commitments are fulfilled, will be approximately $346,000 in 1998, $194,000 in 1999, $59,000 in 2000 and $15,000 in 2001.

FUNDS HELD IN ESCROW
The Company acts as escrow agent in connection with the performance of its real estate services. Accordingly, the Company held escrow funds totaling $8,722,000 and $5,796,000 at December 31, 1997 and 1996, respectively. These funds are not recorded in the Company's financial statements.

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

The following is a schedule of the future minimum payments under operating and capital leases for each of the five years in the period ending December 31, 2002 and thereafter:

                                                                      Capital         Operating
                                                                      Leases           Leases
                                                                   ------------      -----------
1998                                                               $1,100,000        $3,235,000
1999                                                                  823,000         2,185,000
2000                                                                  389,000         1,214,000
2001                                                                  142,000           440,000
2002                                                                   17,000           296,000
Thereafter
                                                                          ---               ---
                                                                   ----------        ----------
Total minimum lease payments                                       $2,471,000        $7,370,000
Less amount representing interest at various rates from 7% to 21%     279,000
                                                                   ----------
Present value of minimum lease payments                            $2,192,000
                                                                   ==========

Rent expense under the non-cancelable operating leases was $4,095,000 in 1997, $3,730,000 in 1996 and $3,647,000 in 1995.

Equipment and improvements recorded under capital leases, which are included with company-owned property and equipment at December 31, 1997 and December 31, 1996, totaled $2,577,000 and $2,799,000, respectively, net of accumulated amortization at that date was $2,567,000 and $1,776,000, respectively.

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

The contract or notional amount of commitments outstanding at December 31, 1997 and 1996 are as follows:

                                                           DECEMBER 31
                                                      1997               1996
                                                  -----------        -----------
Financial instruments whose contract
   amounts represent credit risk:
   Commitments to extend credit                   $46,741,000        $25,564,000

Financial instruments whose notional
or contract amounts exceed the amount of
   credit risk:
Forward commitments                               $49,316,000        $24,341,000



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

Forward commitments are contracts for the future delivery of loans or securities at a specific future date, at a specified price and yield, and are entered into to reduce market risk associated with originating and holding loans for sale. The risks associated with these commitments arise from the possible inability of the counterparties to meet the contract terms, or the Company's inability to generate loans to fulfill the contracts.

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

NOTE F -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table represents the carrying amounts and fair values of the Company's financial instruments at December 31, 1997 and 1996.

                                              1997                         1996
                                  -------------------------     ---------------------------
                                     Carrying       Fair           Carrying        Fair
                                      Amount        Value           Amount         Value
                                  ------------   -----------     -----------    -----------
Financial Assets:
Cash and cash equivalents           $ 2,542,000   $ 2,542,000     $2,586,000     $2,586,000
Mortgage loans held for sale (1)     12,508,000    12,683,000      6,735,000      6,833,000
Originated Mortgage Servicing
Rights
                                        297,000       411,000         84,000         84,000
                                    -----------   -----------     ----------     ----------
Total financial assets              $15,347,000   $15,636,000     $9,405,000     $9,503,000
                                    ===========   ===========     ==========     ==========
Financial Liabilities:
Long Term Debt                      $ 4,004,000   $ 4,004,000     $3,215,000     $3,215,000
Notes payable bank                   12,194,000    12,194,000      6,575,000      6,575,000
                                    -----------   -----------     ----------     ----------
Total financial liabilities         $16,198,000   $16,198,000     $9,790,000     $9,790,000
                                    ===========   ===========     ==========     ==========

ESTIMATION OF FAIR VALUES
The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments shown above.

---------------------------------------------

(1) The fair value of the off-balance sheet items, commitments to extend credit and forward commitments, have been considered in the determination of the fair value of the mortgage loans held for sale.

CASH AND CASH EQUIVALENTS
The fair value of cash and cash equivalents are considered to approximate the carrying amount as a result of the short-term nature of the instrument.

MORTGAGE LOANS HELD FOR SALE
The fair value of mortgage loans held for sale was determined based upon quoted market prices for loans to be sold.

ORIGINATED MORTGAGE SERVICING RIGHTS
The fair value of mortgage servicing rights is determined, on an aggregate loan basis, using a valuation model that calculates the present value of estimated expected future net servicing cash flows. The Company utilized assumptions that market participants would use in their estimates of future servicing income and expense. The significant assumptions utilized in the valuation were: discount rate, prepayment estimates, and cost to service.

NOTES PAYABLE BANK AND LONG TERM DEBT
The fair value of the notes payable bank is stated at carrying amount as a result of the short-term nature of the instruments and their variable interest rates. Long term debt is stated at carrying amount as a result of the rates on these obligations approximating market.

COMMITMENT TO EXTEND CREDIT
The fair value of mortgage commitments to extend credit is estimated by comparing the Company's cost to acquire mortgages to the current price for similar mortgage loans, taking into account the terms of the commitments and creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between the current levels of interest rates and the committed rates. The notional amounts of the Company's commitments to extend credit were $46,741,000 and $25,564,000 at December 31, 1997 and 1996,
respectively. The fair value of the Company's commitment to extend credit was $82,000 at December 31, 1997. The fair value of the Company's commitments to extend credit was not material at December 31, 1996.

FORWARD COMMITMENTS
The fair value of forward contracts is the estimated amount that the Company would receive or pay to terminate the forward contract at the reporting date based on market prices for similar financial instruments. The notional amounts of the Company's forward commitments were $49,316,000 and $24,341,000 at December 31, 1997 and 1996, respectively. The fair value of the Company's forward commitments was ($199,000) at December 31, 1997. The fair value of the Company's forward commitments was not material at December 31, 1996.

NOTE G -- RETIREMENT PLANS

Effective December 1, 1996, the Company established a qualified 401k retirement plan for the benefit of eligible employees. The Company made no contributions to this plan in 1996 and $145,000 in contributions in 1997. The Company has made discretionary contributions to the plan by matching 25% of employee contributions (up to 6% of individual employee compensation) in 1997.

The Company maintains a qualified defined contribution plan, the Profit-Sharing Retirement Plan, for the benefit of eligible employees. The plan provides that the Company shall make contributions out of current or accumulated earnings in such amount as the Board of Directors shall determine on or before December 31 of each year. The contribution each year shall in no event exceed the maximum allowable under applicable provisions of the Internal Revenue Code. The Company has not made contributions to the plan for the years ended December 31, 1997, 1996, and 1995. Plan assets totaled approximately $146,000 at December 31, 1997 and $137,000 at December 31, 1996. The Company intends to terminate this plan by distributing all plan assets to plan participants in 1998.

NOTE H -- INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                     1997            1996
                                                  ---------       ----------
 Deferred tax assets (liabilities):
 Allowances for doubtful accounts                 $  62,000        $332,000
 Book over tax depreciation                         443,000         243,000
 Deferred acquisition costs                         (15,000)        (16,000)
                                                  ---------        --------
 Net deferred tax assets                           $490,000        $559,000
                                                  =========        ========

The provision for income taxes for 1997, 1996 and 1995 consisted of the following:

                       1997                        1996                          1995
           ------------------------     -------------------------       ----------------------------
            Current        Deferred        Current       Deferred         Current          Deferred
           ------------------------     -------------------------       ----------------------------
Federal     $674,000       $(44,000)    $1,483,000      $(213,000)       $223,000         $(179,000)
State        289,000        (43,000)       262,000        (37,000)         75,000           (31,000)
            --------       --------     ----------      ---------        --------         ---------
Total       $963,000       $(87,000)    $1,745,000      $(250,000)       $298,000         $(210,000)
            ========       ========     ==========      =========        ========         ==========


The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes. The items causing the difference are as follows:


                                        1997              1996               1995
                                     ---------        ----------          --------
Tax expense at statutory rate         $662,000        $1,165,000          $54,000
State income tax                       230,000           216,000           13,000
Permanent differences                   47,000            49,000           21,000
Other                                  (63,000)           65,000              ---
                                     ---------        ----------          -------
                                      $876,000        $1,495,000          $88,000
                                     =========        ==========          =======


NOTE I - CONCENTRATION OF CREDIT RISK

The Company sells its services to homeowners and buyers. The Company is affected by the cyclical nature of the residential real estate industry and the availability of financing for the home buyer.

NOTE J - STOCKHOLDERS' EQUITY

The Company established a policy in 1993 pursuant to which one share of common stock is issued as a bonus under the Company's Company Stock Purchase Plan to each employee, consultant, sales associate, or advisor who joins the Company, subject to a ninety-day waiting period. During 1995, 1996 and 1997, 1,105, 347 and 425 shares, respectively, were issued pursuant to this policy. The total value of these shares amounted to $5,000 in 1995, $2,000 in 1996 and $2,000 in 1997 using as a value the closing sale price of the common stock on NASDAQ or the American Stock Exchange on the day immediately preceding the date of issue.

During 1995, the Company issued 357,876 shares of common stock in connection with four acquisitions for a total of $1,631,000, and purchased 2,875 shares of outstanding stock at a cost of $15,000, which were placed into treasury.

In 1996, the Company approved a stock repurchase plan authorizing the Company to acquire up to $1 million of the

Company's outstanding common stock. At December 31, 1997, 123,148 shares at a cost of $663,000 had been acquired under this plan, of which 108,048 shares at a cost of $577,000 were acquired in 1997.

The Company has various stock option plans under which shares of common stock may be granted to key employees, consultants, sales associates, advisers, and directors of the Company. Options granted under the plans are non-qualified or incentive stock options and are granted at a price that is not less than the fair market value of the common stock at the date of grant. These options have lives of five or ten years and vest over periods from zero to four years. Options available for future grant under these plans totaled 115,716 at December 31, 1997.

At December 31, 1997, the Company had 500,000 warrants outstanding with exercise prices ranging from $6 to $9 per share. At December 31, 1996 and 1995 the Company had 590,000 warrants outstanding with exercise prices ranging from $6 to $9 per share.

Pursuant to the requirements of FAS 123, the following are the pro forma net income and net income per share amounts for 1997, 1996, and 1995, as if the compensation cost for the stock option and stock purchase plans had been determined based upon the fair value at the grant date for grants in 1997, 1996, and 1995.

                                  1997                               1996                              1995
                      -------------------------------    ------------------------------    ------------------------------
                      As reported        Pro Forma       As reported       Pro Forma       As reported       Pro Forma
                      -------------------------------    ------------------------------    ------------------------------
Net Income             $1,070,000           $960,000      $1,930,000        $1,856,000        $115,000           $74,000
Earnings per share     $     0.33           $   0.29      $     0.58        $     0.56        $   0.04              0.02
Earnings per share-
assuming dilution      $     0.32           $   0.29      $     0.57        $     0.54        $   0.03           $  0.02


The above Pro Forma estimates were made using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of the 1997 options: risk free interest rate of 5.77%, expected volatility of .262, expected dividend yield of 0% and an estimated life of the options of 5 and 10 years based on the grant.

The values estimated related to options are based on management estimates in conjunction with the Black-Scholes valuation model and may not reflect actual values of these options.

A summary of stock option and warrant transactions for the years ended December 31 is as follows:

                                                     1997                                   1996
                                ------------------------------------      -----------------------------------
                                                   Weighted Average                      Weighted Average
                                    Number          Exercise Price         Number          Exercise Price
                                 ------------     ------------------     ------------    -----------------
Options and warrants outstanding
at beginning of year                1,272,080           $6.06              1,331,970          $5.80
Options granted (1)                   143,000           $5.39                 87,950          $4.91
Options granted (2)                    50,000           $5.98                    ---            ---
Warrants granted                          ---             ---                    ---            ---
Options Exercised                     (25,925)          $4.06                (53,228)         $3.07
Cancelled options                     (33,796)          $4.91                (94,612)         $3.03
Cancelled warrants                    (90,000)          $7.20                    ---            ---
Options and warrants outstanding
    at end of year                 ----------         -------             ----------         ------
                                    1,315,359           $6.00              1,272,080          $6.06
                                   ==========         =======             ==========         ======
Options and warrants exercisable
at December 31,                     1,040,330           $6.20              1,031,490          $6.41
Price of options outstanding at
   end of year                    $3.38-$6.31                             $3.38-$6.31

(1) Options granted during the year where the exercise price equaled the market price on the grant date.

(2) Options granted during the year where the exercise price exceeds the market price on the grant date.

The weighted average remaining life of stock options outstanding at December 31, 1997 was approximately 5 years.

The weighted average fair value of options granted during 1997 and 1996 for options where the exercise price equaled the market price on the grant date was $1.96 and $2.78, respectively. The weighted average fair value of options granted during 1997 where the exercise price exceeds the market price on the grant date was $1.66. There were no options granted during 1996 where the exercise price exceeded the market price on the grant date. These fair values were estimated using the Black-Scholes valuation model and the assumptions noted above.

The following table sets forth the computation of earnings per share and earnings per share- assuming dilution:

                                                Year ended December 31,
                                          1997            1996            1995
                                      -----------      ----------       ---------
 Numerator:
   Net income                          $1,070,000      $1,930,000       $ 115,000
                                      -----------      ----------       ---------
 Denominator:
   Weighted- average shares             3,271,000       3,311,000       3,216,000
   Effect of employee stock options        73,000          98,000         124,000

   Denominator for earnings           -----------      ----------       ---------
    per share- assuming dilution        3,344,000       3,409,000       3,340,000
                                      ===========      ==========       =========
   Earnings per share                      $ 0.33          $ 0.58           $0.04
   Earnings per share-
    assuming dilution                      $ 0.32          $ 0.57           $0.03
                                      ===========      ==========       =========

NOTE K--OFFICE CLOSINGS, RESTRUCTURING AND ASSET WRITEDOWN

The Company incurred a one-time charge in the fourth quarter of 1997 of $250,000 primarily related to office closings and consolidations.

The Company completed a restructuring of its operations in the fourth quarter of 1995, which included severance costs of $81,000, as well as a writedown of certain non-performing assets totaling $200,000.

NOTE L -- SELECTED QUARTERLY DATA (UNAUDITED)

                (In thousands except share and per share amounts)

                                       First             Second            Third            Fourth
                                       Quarter           Quarter          Quarter           Quarter            Year
                                     -----------        ----------      ----------        ----------    ----------------
CALENDAR YEAR 1997
Revenues                                $23,469          $31,356           $28,103          $23,397           $106,325
Net Revenues                            $ 8,985          $12,299           $11,114          $ 9,185           $ 41,583
Operating income (loss)                 $   (12)         $ 2,246           $   662          $ (776)           $  2,120
Net income (loss)                       $   (66)         $ 1,206           $   359          $ (429)           $  1,070
Earnings per share                      $ (0.02)         $  0.37           $  0.11          $(0.13)           $   0.33
Earnings per share-
 assuming dilution                      $ (0.02)         $  0.36           $  0.11          $(0.13)           $   0.32
Average shares outstanding
                                      3,302,000        3,279,000         3,257,000        3,246,000          3,271,000
Average shares
outstanding-assuming
dilution                              3,302,000        3,352,000         3,316,000        3,246,000          3,344,000

CALENDAR YEAR 1996
Revenues                                $21,581          $30,084           $23,511          $20,041            $95,217
Net Revenues                            $ 8,554          $11,914           $ 9,632          $ 7,823            $37,923
Operating income (loss)                 $   542          $ 3,010           $   724          $ (493)            $ 3,783
Net income (loss)                       $   206          $ 1,549           $   338          $ (163)            $ 1,930
Earnings per share                      $  0.06          $  0.47           $  0.10          $(0.05)            $  0.58
Earnings per share-
 assuming dilution                      $  0.06          $  0.44           $  0.10          $(0.05)            $  0.57
Average shares outstanding
                                      3,293,000        3,296,000         3,327,000        3,327,000          3,311,000
Average shares outstanding-
assuming dilution
                                      3,404,000        3,481,000         3,449,000        3,327,000          3,409,000


The loss in the fourth quarter of 1997 includes a pre-tax charge of $250,000 or $0.04 per share after taxes, primarily related to office closings and consolidations.

The 1996 and first three quarters of 1997 earnings per share amounts have been restated, where appropriate, to comply with SFAS 128, Earnings Per Share.

                           THE DEWOLFE COMPANIES, INC.
                                   SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS


                                    Balance at
                                    Beginning          Charged to                     End of Year
Description                          of Year           Operations     Deductions        Balance
----------                          ----------        -----------    ------------     -----------
Year ended December 31, 1997
Deducted from asset accounts:
Allowance for doubtful accounts      $831,000          $457,000       $677,000(1)      $611,000

Year ended December 31, 1996
Deducted from asset accounts:
Allowance for doubtful accounts      $593,000          $434,000       $196,000(1)      $831,000

Year ended December 31, 1995
Deducted from asset accounts:
Allowance for doubtful accounts      $471,000          $395,000       $273,000(1)      $593,000


-------------------------------------

     (1) Represents primarily write-offs of net commissions on real estate sales which were not consummated.