Form 10-Q
period 1998-03-31
DEWOLFE COMPANIES INC
filed 1998-05-06
CIK 888138

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                       OR

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

                                 (781) 863-5858
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date (April 24, 1998)

Common Stock, par value $.01 per share 3,212,282 shares

              Page 1 of 18 pages, Exhibit Index appears on Page 12.

                           THE DEWOLFE COMPANIES, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.


Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheets as of
         March 31, 1998 and December 31, 1997                              3


         Condensed Consolidated Statements of Operations for the
         Three Months ended March 31, 1998 and March 31, 1997              4


         Condensed Consolidated Statements of Cash Flows for
         the Three Months ended March 31, 1998 and March 31, 1997          5


         Notes to Condensed Consolidated Financial Statements
         March 31, 1998                                                    6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             7

PART II. OTHER INFORMATION                                                10

                           THE DEWOLFE COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                            March 31, 1998         December 31, 1997
                                                                            --------------         -----------------
CURRENT ASSETS
     Cash and cash equivalents                                                $   920,000             $ 2,542,000
     Commissions receivable, net of allowance of $1,198,000 at
        March 31, 1998 and $611,000 at December 31, 1997                       25,504,000              12,490,000
     Mortgage loans held for sale                                              19,140,000              12,508,000
     Note and advance receivable from stockholder                                  66,000                  91,000
     Prepaid expenses and other current assets                                    904,000                 522,000
                                                                              -----------             -----------
        TOTAL CURRENT ASSETS                                                   46,534,000              28,153,000

PROPERTY AND EQUIPMENT
     Furniture and equipment                                                    8,332,000               8,049,000
     Land, building and improvements                                            4,466,000               4,565,000
                                                                              -----------             -----------
                                                                               12,798,000              12,614,000
     Accumulated depreciation                                                  (6,500,000)             (6,374,000)
                                                                              -----------             -----------
        NET PROPERTY AND EQUIPMENT                                              6,298,000               6,240,000

OTHER ASSETS
     Excess of cost over value in net assets acquired, net of accumulated amortization of $864,000 at March 31, 1998 and $807,000 at
        December 31, 1997                                                       5,151,000               1,709,000
     Deposit for acquisition                                                           --               1,500,000
     Other assets                                                               2,031,000               2,015,000
                                                                              -----------             -----------
                                                                              $60,014,000             $39,617,000
                                                                              ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank                                                       $18,719,000             $12,194,000
     Current portion of long term debt                                          5,436,000               1,408,000
     Commissions payable                                                       16,932,000               8,452,000
     Accounts payable and accrued expenses                                      2,425,000               1,970,000
     Deferred mortgage fee income                                                 389,000                 231,000
                                                                              -----------             -----------
        TOTAL CURRENT LIABILITIES                                              43,901,000              24,255,000

LONG TERM DEBT, net of current portion                                          4,717,000               4,004,000
NON COMPETE AGREEMENTS AND CONSULTING
   AGREEMENTS PAYABLE                                                             456,000                 560,000
STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 3,000,000 shares authorized;
        none outstanding
     Common stock, $.01 par value; 10,000,000 shares authorized;
        3,381,410 shares issued at March 31, 1998 and 3,379,082 shares
        issued at December 31, 1997                                                34,000                  34,000
     Additional paid-in capital                                                 6,498,000               6,488,000
     Retained earnings                                                          5,329,000               5,059,000
                                                                              -----------             -----------
       TOTAL STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK                        11,861,000              11,581,000
           Less Treasury Stock (165,711 shares at March 31, 1998
              and 143,211 shares at December 31, 1997) at cost                   (921,000)               (783,000)
                                                                              -----------             -----------
        TOTAL STOCKHOLDERS' EQUITY                                             10,940,000              10,798,000
                                                                              -----------             -----------
                                                                              $60,014,000             $39,617,000
                                                                              ===========             ===========

            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                    1998              1997
                                                                    ----              ----
Revenues:
  Real estate brokerage, net                                     $29,388,000       $21,931,000
  Mortgage revenues                                                1,405,000           804,000
  Other revenues                                                      70,000            44,000
                                                                 -----------       -----------
  TOTAL REVENUES                                                  30,863,000        22,779,000

Commission Expense, net                                           19,031,000        14,084,000
                                                                 -----------       -----------

NET REVENUES                                                      11,832,000         8,695,000

Operating Expenses:
   Compensation and benefits                                       5,042,000         3,862,000
   Facilities                                                      1,562,000         1,302,000
   General and administrative                                      2,540,000         1,891,000
   Marketing and promotion                                         1,322,000         1,288,000
   Communications                                                    431,000           364,000
   Acquisition related expenses                                      300,000                --
                                                                 -----------       -----------
TOTAL OPERATING EXPENSES                                          11,197,000         8,707,000
                                                                 -----------       -----------

OPERATING INCOME (LOSS)                                              635,000           (12,000)

Other Income (Expenses):
   Interest expense                                                (416,000)          (210,000)
   Interest income                                                   272,000           106,000
                                                                 -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES                                    491,000          (116,000)

Income Tax Expense (Benefit)                                         221,000           (50,000)
                                                                 -----------       -----------

Net Income (Loss)                                                $   270,000       $   (66,000)
                                                                 ===========       ===========

Earnings (Loss) per Share                                        $      0.08       $     (0.02)
Earnings (Loss) per Share- Assuming Dilution                     $      0.08       $     (0.02)

Weighted average shares outstanding                                3,224,000         3,302,000
Weighted average shares outstanding- Assuming
Dilution                                                           3,366,000         3,302,000


            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                       1998                     1997
                                                                       ----                     ----
Increase (Decrease) in Cash
OPERATING ACTIVITIES
     Cash received from customers                                  $  21,595,000            $  17,509,000
     Commissions and compensation paid to co-brokers, sales
        Associates and mortgage consultants                          (12,681,000)             (10,731,000)
     Operating expenses paid                                         (10,928,000)              (8,525,000)
     Provision for doubtful accounts                                    (847,000)                (440,000)
     Mortgage loans originated for sale                              (68,979,000)             (34,547,000)
     Proceeds from mortgage loan sales                                62,347,000               33,445,000
     Interest received                                                   272,000                  106,000
     Interest paid                                                      (392,000)                (218,000)
     Income taxes paid                                                   (32,000)                (100,000)
                                                                   -------------            -------------
        Cash used in operating activities                             (9,645,000)              (3,501,000)

INVESTING ACTIVITIES
     Expenditures for business combinations                           (2,468,000)                      --
     Expenditures for property and equipment                            (318,000)                (591,000)
     Additions to mortgage servicing rights                             (117,000)                 (30,000)
                                                                   -------------            -------------
        Cash used in investing activities                             (2,903,000)                (621,000)

FINANCING ACTIVITIES
     Net borrowings under revolving line of credit                       900,000                1,900,000
     Borrowing on term note                                            4,000,000                       --
     Principal payments on long term debt                               (396,000)                (382,000)
     Net borrowings on note payable, bank                              6,525,000                1,078,000
     Note receivable from stockholder                                     25,000                       --
     Purchase of treasury stock                                         (138,000)                (154,000)
     Issuance of common stock                                             10,000                    1,000
                                                                   -------------            -------------
        Cash provided by financing activities                         10,926,000                2,443,000
                                                                   -------------            -------------
        NET DECREASE IN CASH                                          (1,622,000)              (1,679,000)
Cash at beginning of period                                            2,542,000                2,586,000
                                                                   -------------            -------------
     CASH AT END OF PERIOD                                         $     920,000            $     907,000
                                                                   =============            =============

Supplemental Information:
     Noncash investing and financing activities
        Leases capitalized                                         $      59,000            $     365,000


            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                                 MARCH 31, 1998

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain prior year balances have been reclassified to conform with current year presentation.

NOTE 2 - NEW ACCOUNTING STANDARD
--------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. The Company has no items of other comprehensive income in any period presented.

NOTE 3- PURCHASE OF DOLLAR DRY DOCK REAL ESTATE, INC. ("DDD")
-------------------------------------------------------------

On January 16, 1998 the Company acquired 100% of the stock of DDD and its wholly owned subsidiary, The Heritage Group, Inc. for $4,000,000, which was funded through a credit facility provided by BankBoston, N.A. The acquisition has been accounted for by the purchase method and the Company recorded a cost in excess of net assets acquired of $3.5 million which is being amortized over fifteen years. The Company's consolidated results of operations for the three months ended March 31, 1998 on an unaudited pro forma basis assuming the DDD acquisition had occurred as of January 1, 1997 are not materially different from the Company's consolidated results of operations and as such are not presented. The Company's consolidated results of operations for the three months ended March 31, 1997 on an unaudited pro forma basis, assuming the DDD acquisition had occurred as of January 1, 1997, are as follows:

                                                    Quarter ended
                                                    March 31, 1997
                                                    --------------
        Revenues                                     $24,553,000
        Net Income                                   $  (147,000)
        Earnings per Share                           $     (0.04)
        Earnings per Share-
             assuming dilution                       $     (0.04)

                           THE DEWOLFE COMPANIES, INC.
                                 MARCH 31, 1998
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------

Net income in the first quarter of 1998 was $270 thousand as compared to a net loss of $66 thousand in the first quarter of 1997. The increase in the 1998 earnings was primarily attributed to continued growth in the Company's existing real estate and mortgage banking markets and revenues from Dollar Dry Dock Real Estate, Inc. ("DDD") and its wholly owned subsidiary, The Heritage Group, Inc. during the quarter.

Results of Operations
---------------------

Real Estate Brokerage Revenues:

Real estate brokerage revenues increased 34% in the first quarter of 1998 to $29.4 million, an increase of $7.5 million over the first quarter of 1997. The increase in real estate brokerage revenues is primarily attributed to the continued increase in business in the Company's existing markets caused by the continued low interest rate market and continued strong consumer confidence that had a generally positive effect on residential real estate brokerage in 1998 and 1997 and revenues from DDD which the Company acquired in January, 1998.

Real estate brokerage revenues includes $1.5 million of income from relocation services in the first quarter of 1998 as compared to $1.2 million in the first quarter of 1997, an increase of 21%. The increase is primarily due to an increase in the number of corporate accounts and affinity groups that the Company services.

Net revenues from real estate brokerage increased 32% or $2.5 million in the first quarter of 1998 to $10.4 million. Net real estate brokerage revenues as a percentage of real estate brokerage revenues decreased to 35% for the first quarter of 1998 as compared to 36% for the same period in 1997.

Net revenues from real estate brokerage income are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and pressure on the Company to change commission structures necessary to attract and retain qualified sales associates.

Mortgage Revenues:

Mortgage revenues increased 75% in the first quarter of 1998 to $1.4 million, an increase of $601 thousand compared to the first quarter of 1997. The increase is primarily due to an increase in closed loan volume, which the Company believes was caused by the continued low interest rate market and continued strong consumer confidence, and improved pricing on loans. The Company's closed loan volume totaled $82.9 million in the first quarter of 1998 compared to $49.7 million of closed loans for the first quarter of 1997.

Net revenues from mortgage income (mortgage revenues less expenses associated with commissions payable to the Company's mortgage consultants) as a percentage of total mortgage revenues were 70% in the first quarter of 1998 and 1997.

Operating Expenses:

Operating expenses for the first quarter of 1998 increased $2.5 million or 29% from the first quarter of 1997. Operating expenses as a percentage of net revenues were 95% in the first quarter of 1998 compared to 100% in the first quarter of 1997. The increase of $2.5 million is primarily due to cost associated with the increase in the Company's overall business (including the addition of Dollar Dry Dock). Approximately $300,000 of costs related to the acquisition and combination of DDD were incurred in the first quarter of 1998.

Interest Expense and Interest Income:

Interest expense increased by $206 thousand in the first quarter of 1998 as compared to 1997. The increase is primarily due to additional interest of $103 thousand related to the mortgage warehouse line of credit due to increased loan closings and additional interest of $78 thousand due to financing of the Dollar Dry Dock acquisition. The remaining interest expense increase is primarily due to borrowings under the revolving line of credit.

The increase of $166 thousand in interest income in the first quarter of 1998 is primarily due to additional interest earned on mortgage loans due to the increased loan closings of $100 thousand and additional interest earned from balances kept in operating bank accounts of $66 thousand.

Liquidity and Sources of Capital

Cash balances at March 31, 1998 and March 31, 1997 were $920,000 and $907,000, respectively. Cash used by operations for the first quarter of 1998 was $9.6 million as compared to $3.5 million for the first quarter of 1997. The changes in cash used for operations and cash provided from operations in the first quarter of 1998 and 1997 were primarily due to the increases and decreases in the Company's mortgage loans held for sale which are funded by the Company's $25 million credit line with CoreStates Bank, N.A. Cash provided from operations excluding the net impact of increases and decreases related to mortgage loans held for sale were $3.1 million and $2.4 million in the first quarter of 1998 and 1997, respectively.

Expenditures for property and equipment totaled $318,000 in the first quarter of 1998 and $591,000 in the first quarter of 1997. Capital spending during this period was primarily attributed to the Company's investment in improvements to existing and acquired sales offices and upgrades to systems and technology.

The Company intends to continue to make expenditures for property and equipment in order to maintain the standards for a quality appearance and processing systems in all of the Company's locations.

The Company has various credit arrangements with BankBoston, N.A. The arrangements provide for a term note of $1.5 million, which was used to finance the acquisition of Hillshire House, Inc. in December 1994 and requires $25,000 monthly principal payments, an equipment lease line of credit of $4.0 million, and a revolving credit line of $3.0 million.

The remaining outstanding balance of the term note was $750,000 at March 31, 1998 and $1.1 million at March 31, 1997. At March 31, 1998 and 1997, the Company had outstanding balances under lease lines of credit of $2.1 million and $2.5 million, respectively. The Company had $2.4 million outstanding under the revolving line of credit at March 31, 1998 and $1.9 million at March 31, 1997.

Additionally, the Company financed the acquisition of DDD through a $4.0 million one year interest only term loan with BankBoston, N.A.

In connection with the mortgage loan activity the Company maintains a $25 million credit line with CoreStates Bank, N.A. that is used to finance mortgage loans that it originates. During the first quarter of 1998, the Company obtained a temporary increase to $35 million in the line of credit until May 31, 1998. This additional credit was in anticipation of temporary increased volume in the mortgage banking market. The Company's borrowings under the credit line had an outstanding balance of $18.7 million at March 31, 1998 and $7.7 million at March 31, 1997.

In 1996, the Company approved a stock repurchase plan authorizing the Company to acquire up to $1 million of the Company's outstanding common stock. As of March 31, 1998, the Company had acquired a total of $800 thousand of stock under the plan, $138 thousand of which was acquired during the quarter.

                           THE DEWOLFE COMPANIES, INC.
                                 MARCH 31, 1998


The Company considers its future cash flow from operations combined with its credit arrangements with BankBoston, N.A. and CoreStates Bank, N.A. to be adequate to fund continuing operations, however, the Company expects to continue to expand its existing businesses which may include opening new real estate sales offices as well as making investments in or acquiring other real estate businesses. As a result, the Company from time-to-time may seek additional or alternate sources of debt or equity financing which may include the issuance of shares of the Company's capital stock.

Cautionary statement for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995

Certain statements made by the Company, which are not historical fact, may be deemed to be forward looking statements. There are many important factors that would cause the Company's actual results to differ materially form those indicated in the forward-looking statements. Such factors include, but are not limited to, interest rates and economic conditions generally, regulatory changes (legislative or otherwise) affecting the residential real estate and mortgage lending industries, competition, and prevailing rates for sales associate commission structures.

                           THE DEWOLFE COMPANIES, INC.
                                 MARCH 31, 1998


PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

    (a)  The following Exhibits are included herein:

                       See Exhibit Index on page 12 of this report

    (b) Reports on Form 8-K:

                       On February 2, 1998 the Company filed a report on Form 8-K with respect to the Company's acquisition of Dollar Dry Dock Real Estate, Inc. and its wholly owned subsidiary, The Heritage Group, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 6, 1998                      THE DEWOLFE COMPANIES, INC.

                                        By: /s/ James A. Marcotte
                                            ---------------------
                                            James A. Marcotte
                                            Senior Vice President
                                            and Chief Financial Officer

                           THE DEWOLFE COMPANIES, INC.
                                 MARCH 31, 1998


                                  EXHIBIT INDEX


                                      10-Q



ITEM    DESCRIPTION                                                   LOCATION
----    -----------                                                   --------
10.0    Term note dated January 16, 1998 of The DeWolfe Company,      Page 13 to 16 of this report
        Inc., DeWolfe Relocation Services, Inc., Referral
        Associates of New England, Inc., Hillshire House,
        Inc., The DeWolfe Insurance Agency, Inc., Dollar
        Dry Dock Real Estate, Inc., and The Heritage
        Group, Inc., to BankBoston, N.A.

11.0    Statement re: Computation of Earnings per share and           Page 17
        Earnings per share-assuming dilution

27.0    Financial Data Schedule                                       Page 18