Form 10-Q
period 1998-06-30
DEWOLFE COMPANIES INC
filed 1998-08-13
CIK 888138

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date (July 27, 1998)

Common Stock, par value $.01 per share 3,273,701 shares

                           THE DEWOLFE COMPANIES, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                  PAGE NO.


Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheets as of
         June 30, 1998 and December 31, 1997                                        3


         Condensed Consolidated Statements of Income for the Three
         Months and Six Months ended June 30, 1998 and June 30, 1997                4


         Condensed Consolidated Statements of Cash Flows for
         the Six Months ended June 30, 1998 and June 30, 1997                       5


         Notes to Condensed Consolidated Financial Statements
         June 30, 1998                                                              6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                      7


PART II. OTHER INFORMATION                                                         11

                           THE DEWOLFE COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                 June 30, 1998   December 31, 1997
                                                                                 -------------   -----------------
CURRENT ASSETS
     Cash and cash equivalents                                                    $  3,409,000        $ 2,542,000
     Commissions receivable, net of allowance of $1,319,000 at
        June 30, 1998 and $611,000 at December 31, 1997                             31,128,000         12,490,000
     Mortgage loans held for sale                                                   29,419,000         12,508,000
     Notes and advance receivable from stockholders                                    336,000             91,000
     Prepaid expenses and other current assets                                         682,000            522,000
                                                                                 -------------       ------------
        TOTAL CURRENT ASSETS                                                        64,974,000         28,153,000

PROPERTY AND EQUIPMENT
     Furniture and equipment                                                         8,938,000          8,049,000
     Land, building and improvements                                                 4,590,000          4,565,000
                                                                                 -------------       ------------
                                                                                    13,528,000         12,614,000
     Accumulated depreciation                                                       (6,922,000)        (6,374,000)
                                                                                 -------------       ------------
        NET PROPERTY AND EQUIPMENT                                                   6,606,000          6,240,000

OTHER ASSETS
     Excess of cost over value in net assets acquired, net of accumulated amortization of $956,000 at June 30, 1998 and $807,000 at
        December 31, 1997                                                            6,475,000          1,709,000
     Deposit for acquisition                                                                --          1,500,000
     Other Assets                                                                    2,214,000          2,015,000
                                                                                 -------------       ------------
                                                                                   $80,269,000        $39,617,000
                                                                                 =============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank                                                            $28,867,000        $12,194,000
     Current portion of long term debt                                               1,689,000          1,408,000
     Commissions payable                                                            20,577,000          8,452,000
     Accounts payable and accrued expenses                                           5,016,000          1,970,000
     Deferred mortgage fee income                                                      424,000            231,000
                                                                                 -------------       ------------
        TOTAL CURRENT LIABILITIES                                                   56,573,000         24,255,000

LONG TERM DEBT, net of current portion                                              10,116,000          4,004,000
NON COMPETE AGREEMENTS AND CONSULTING
   AGREEMENTS PAYABLE                                                                  380,000            560,000

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 3,000,000 shares authorized;
        none outstanding
     Common stock, $.01 par value; 10,000,000 shares authorized; 3,470,868 shares issued at June 30, 1998 and
     3,379,082 shares issued at December 31, 1997                                       35,000             34,000
     Additional paid-in capital                                                      6,828,000          6,488,000
     Retained earnings                                                               7,472,000          5,059,000
                                                                                 -------------       ------------
        TOTAL STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK                            14,335,000         11,581,000
           Less Treasury Stock (198,211 shares at June 30, 1998
           and 143,211 shares at December 31, 1997) at cost                         (1,135,000)          (783,000)
                                                                                 -------------       ------------
        TOTAL STOCKHOLDERS' EQUITY                                                  13,200,000         10,798,000
                                                                                   $80,269,000        $39,617,000
                                                                                 =============       ============

            See notes to condensed consolidated financial statements

                                            THE DEWOLFE COMPANIES, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                                           Three Months Ended                        Six Months Ended
                                                                June 30,                                 June 30,
                                                                -------                                  --------
                                                           1998               1997                 1998                 1997
                                                           ----               ----                 ----                 ----
Revenues:
     Real estate brokerage, net                        $41,428,000        $28,825,000          $70,816,000          $50,756,000
     Mortgage                                            1,852,000          1,385,000            3,257,000            2,189,000
     Other                                                 264,000            434,000              334,000              478,000
                                                       -----------        -----------          -----------          -----------
TOTAL REVENUES                                          43,544,000         30,644,000           74,407,000           53,423,000

Commission expense, net                                 26,584,000         18,644,000           45,615,000           32,728,000
                                                       -----------        -----------          -----------          -----------


NET REVENUES                                            16,960,000         12,000,000           28,792,000           20,695,000


Operating expenses:
     Compensation and benefits                           5,515,000          4,150,000           10,557,000            8,012,000
     Facilities                                          1,596,000          1,324,000            3,158,000            2,626,000
     General and administrative                          3,320,000          2,344,000            5,860,000            4,235,000
     Marketing and promotion                             1,942,000          1,559,000            3,264,000            2,847,000
     Communications                                        470,000            377,000              901,000              741,000
     Acquisition related expenses                           60,000                ---              360,000                  ---
                                                       -----------        -----------          -----------          -----------
TOTAL OPERATING EXPENSES                                12,903,000          9,754,000           24,100,000           18,461,000
                                                       -----------        -----------          -----------          -----------

OPERATING INCOME                                         4,057,000          2,246,000            4,692,000            2,234,000

Other income (expenses):
     Interest expense                                    (506,000)          (306,000)            (922,000)            (516,000)
     Interest income                                       345,000            248,000              617,000              354,000
                                                       -----------        -----------          -----------          -----------
INCOME BEFORE INCOME TAXES                               3,896,000          2,188,000            4,387,000            2,072,000

Income Tax Expense                                       1,753,000            982,000            1,974,000              932,000
                                                       -----------        -----------          -----------          -----------

NET INCOME                                            $  2,143,000        $ 1,206,000          $ 2,413,000          $ 1,140,000
                                                      ============        ===========          ===========          ===========

Earnings Per Share                                    $       0.66        $      0.37          $      0.74          $      0.35

Earnings Per Share- assuming dilution                 $      0.62         $      0.36          $      0.70          $      0.34

Weighted average shares outstanding                      3,263,000          3,279,000            3,243,000            3,291,000

Weighted average shares outstanding-
assuming dilution                                        3,475,000          3,352,000            3,427,000            3,364,000


            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                        -------
                                                                                  1998                      1997
                                                                                  ----                      ----
Increase (Decrease) in Cash
OPERATING ACTIVITIES
     Cash received from customers                                         $    60,211,000              $  46,250,000
     Commissions and compensation paid to co-brokers,
       sales associates and mortgage consultants                             (35,870,000)               (28,096,000)
     Operating expenses paid                                                 (21,435,000)               (17,066,000)
     Provision for doubtful accounts                                          (1,038,000)                  (914,000)
     Mortgage loans originated for sale                                     (156,929,000)               (88,328,000)
     Proceeds from mortgage loan sales                                        140,018,000                 81,107,000
     Interest received                                                            617,000                    354,000
     Interest paid                                                              (898,000)                  (503,000)
     Income taxes paid                                                          (429,000)                  (100,000)
                                                                          ---------------             --------------
        Cash used for operating activities                                   (15,753,000)                (7,296,000)

INVESTING ACTIVITIES
     Expenditures for business combinations                                   (4,089,000)                  (100,000)
     Expenditures for property and equipment                                  (1,027,000)                  (974,000)
     Additions to mortgage servicing rights                                     (256,000)                   (88,000)
                                                                          ---------------             --------------
        Cash used for investing activities                                    (5,372,000)                (1,162,000)

FINANCING ACTIVITIES
     Net borrowings under revolving line of credit                                900,000                  1,600,000
     Borrowing on acquisition line of credit                                    4,625,000                        ---
     Principal payments on long term debt                                       (550,000)                  (516,000)
     Net other borrowings                                                         600,000                  (249,000)
     Net borrowings on note payable, bank                                      16,673,000                  7,025,000
     Notes receivable from stockholders                                         (245,000)                        ---
     Purchase of treasury stock                                                 (352,000)                  (302,000)
     Issuance of common stock                                                     341,000                     33,000
                                                                          ---------------             --------------
        Cash provided by financing activities                                  21,992,000                  7,591,000
                                                                          ---------------             --------------
        NET INCREASE (DECREASE) IN CASH                                           867,000                  (867,000)
Cash at beginning of period                                                     2,542,000                  2,586,000
                                                                          ---------------             --------------
     CASH AT END OF PERIOD                                                $     3,409,000             $    1,719,000
                                                                          ===============             ==============

Supplemental Information:
     Noncash investing and financing activities
        Leases capitalized                                                $       640,000             $     479,000


            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                                  JUNE 30, 1998

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain prior year balances have been reclassified to conform with current year presentation.

NOTE 2 - NEW ACCOUNTING STANDARDS

In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (FAS 130) and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131). FAS 130 was adopted in the first quarter of 1998 and had no impact on the Company's financial condition or results of operations as the Company has no items of other comprehensive income in any period presented. FAS 131 is effective for the Company's December 31, 1998 financial statements on Form 10-K. The Company anticipates that FAS 131 will have no impact on the Company's financial condition or results of operations.

NOTE 3 - PURCHASE OF DOLLAR DRY DOCK REAL ESTATE, INC. ("DDD")

On January 16, 1998, the Company acquired 100% of the outstanding stock of DDD and its wholly owned subsidiary, The Heritage Group, Inc., for $4,000,000, which was funded through a credit facility provided by BankBoston, N.A. The acquisition has been accounted for by the purchase method and the Company recorded cost in excess of net assets acquired of $3.5 million which is being amortized over fifteen years. The Company's consolidated results of operations for the six months ended June 30, 1998 on an unaudited pro forma basis assuming the DDD acquisition had occurred as of January 1, 1997 are not materially different from the Company's consolidated results of operations due to the date of the acquisition and, as such, are not presented.

The Company's consolidated results of operations for the six months ended June 30, 1997 on an unaudited pro forma basis, assuming the DDD acquisition had occurred as of January 1, 1997, are as follows:

                                             Six Months ended
                                                June 30, 1997
                                                -------------
          Revenues                                   $60,326
          Net Income                                 $ 1,536
          Earnings Per Share                         $  0.47
          Earnings Per Share-
          assuming dilution                          $  0.46

                           THE DEWOLFE COMPANIES, INC.
                                  JUNE 30, 1998
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The net income in the second quarter of 1998 was $2.1 million as compared to a net income of $1.2 million in the second quarter of 1997. Net income for the first six months of 1998 was $2.4 million compared to a net income of $1.1 million for the first six months of 1997. The increase in the 1998 earnings were primarily attributed to continued growth in the Company's existing real estate and mortgage banking markets and increased revenues from the acquisition of Dollar Dry Dock Real Estate, Inc. ("DDD") and its wholly owned subsidiary, The Heritage Group, Inc.

Results of Operations

Real Estate Brokerage Revenues:

Real estate brokerage revenues increased 44% in the second quarter of 1998 to $41.4 million, an increase of $12.6 million over the second quarter of 1997. For the first six months of 1998 real estate brokerage revenues were $70.8 million, an increase of 40% as compared to the first six months of 1997. The increase in real estate brokerage revenues is primarily attributed to the continued increase in business in the Company's existing markets caused by the continued low interest rate market and strong consumer confidence that had a generally positive effect on residential real estate brokerage in 1998 and 1997 and revenues from DDD, which the Company acquired in January, 1998.

Real estate brokerage revenues includes $2.0 million of income from relocation services in the second quarter of 1998 as compared to $1.7 million in the second quarter of 1997, an increase of 24%. Real estate brokerage revenues from relocation services were $3.5 million the first six months of 1998, as compared to $2.9 million for the first six months of 1997, an increase of 23%. The increase was due to an increase in the number of corporate services provided which is primarily attributed to the increase in business in the Company's existing markets.

Net revenues from real estate brokerage increased 46% or $4.7 million in the second quarter of 1998 to $14.8 million, and increased 40% or $7.2 million for the first six months of 1998 to $25.2 million. Net real estate brokerage revenues as a percentage of real estate brokerage revenues were 36% for the second quarter of 1998 as compared to 35% in the second quarter of 1997 and were 36% for the first six months of 1998 and 1997.

Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and pressure on the Company to change commission structures necessary to attract and retain qualified sales associates.

                           THE DEWOLFE COMPANIES, INC.
                                  June 30, 1998

Mortgage Revenues:

Mortgage revenues increased 34% in the second quarter of 1998 to $1.9 million, an increase of $467 thousand compared to the second quarter of 1997. For the first six months of 1998 mortgage revenues were $3.3 million, an increase of 49% or $1.1 million as compared to the same period in 1997. The increases in the second quarter and first six months of 1998 are primarily due to an increase in closed loan volume, which the Company believes was caused by the continued low interest rate market and continued strong consumer confidence.

Closed loan volume in the second quarter of 1998 and 1997 was $108.9 million and $81.7 million, respectively. For the first six months of 1998 and 1997 closed loan volume was $191.8 million and $131.4 million, respectively.

Net revenues from mortgage income (mortgage revenues less expenses associated with commissions payable to the Company's mortgage consultants) as a percentage of total mortgage revenues were 75% in the second quarter of 1998 compared to 74% in the second quarter of 1997 and 73% for the first six months of 1998 and 1997.

Operating Expenses:

Operating expenses for the second quarter of 1998 increased $3.1 million or 32% from the second quarter of 1997. Operating expenses increased 31% or $5.6 million for the first six months of 1998 compared to the first six months of 1997. The increase in the second quarter and first six months of 1998 are primarily due to costs associated with the increase in the Company's overall business (including the acquisition of DDD). Operating expenses as a percentage of net revenues were 76% in the second quarter of 1998 compared to 81% in the second quarter of 1997. Operating expenses as a percentage of net revenues were 84% and 89% for the six months ending June 30, 1998 and 1997, respectively.

Interest Expense and Interest Income:

Interest expense increased by $200 thousand in the second quarter of 1998 as compared to 1997 and increased by $406 thousand for the first six months of 1998 as compared to 1997. The increase is primarily due to additional interest of $124 thousand in the second quarter of 1998 and $227 thousand for the first six months of 1998 related to the mortgage warehouse line of credit due to increased loan closings. The remaining interest increase of $76 thousand for the three months and $179 thousand for the six months ending June 30, 1998 is due to increased interest expense from borrowings related to the financing of acquisitions, primarily DDD, offset by reduced interest expense due to amortization of the Company's debt.

Interest income increased by $97 thousand in the second quarter of 1998 as compared to 1997 and $263 thousand for the first six months of 1998 as compared to 1997. The increase in the second quarter was primarily due to additional interest earned on mortgage loans. The increase for the first six months of 1998 was primarily due to additional interest earned on mortgage loans of $211 thousand and $52 thousand in net interest on escrows. The increase in mortgage loan interest was due to the increased loan closings for the three months and six months ending June 30, 1998. The change in net interest earned on escrows was primarily due to balances kept in escrow accounts and interest rates earned on bank accounts.

                           THE DEWOLFE COMPANIES, INC.
                                  June 30, 1998

Liquidity and Sources of Capital

Cash balances at June 30, 1998 and June 30, 1997 were $3.4 million and $1.7 million, respectively. Cash used by operations for the first six months of 1998 was $15.8 million as compared to $7.3 million for the first six months of 1997. The changes in cash used for operations in the first six months of 1998 and 1997 were primarily due to the increases and decreases in the Company's mortgage loans held for sale which are funded by the Company's credit line with First Union National Bank (formerly CoreStates Bank, N.A.). Net cash used relating to increases in mortgage loans held for sale was $16.9 million and $7.2 million in the first six months of 1998 and 1997, respectively.

Expenditures for property and equipment totaled $1.0 million in the first six months of 1998 and 1997. Capital spending during this period was primarily attributed to the Company's investment in improvements to existing and acquired sales offices and upgrades to systems and technology.

The Company intends to continue to make expenditures for property and equipment in order to maintain the standards for a quality appearance and processing systems in all of the Company's locations.

The Company has various credit arrangements with BankBoston, N.A., which were amended in May 1998 to include a $20 million acquisition line of credit and an increase in the Company's revolving line of credit from $3 million to $5 million. Additionally, the arrangements provide for a term note of $1.5 million, which requires $25,000 monthly principal payments and an equipment lease line of credit of $4.0 million.

At June 30, 1998 the balance outstanding under the $20 million acquisition line of credit was $4.6 million, which included the refinancing of the $4.0 million term loan used to finance the DDD acquisition. The remaining outstanding balance of the term note was $675 thousand at June 30, 1998 and $975 thousand at June 30, 1997. At June 30, 1998 and 1997, the Company had outstanding balances under lease lines of credit of $2.5 million and $2.3 million, respectively. The Company's borrowings under the revolving line of credit had an outstanding balance of $2.4 million at June 30, 1998 and $1.6 million at June 30, 1997.

During the second quarter of 1998 the Company increased the credit line that is used to finance mortgage loans that it originates to $30 million, and subsequently obtained a temporary increase in this credit line to $35 million until September, 1998 to accommodate the current high loan closing levels. This credit line had an outstanding balance of $28.9 million and $13.6 million at June 30, 1998 and 1997, respectively.

In May 1998, the Company authorized an increase in the amount of the Company's outstanding common stock that may be repurchased to a total of $1.9 million under its stock repurchase plan. As of June 30, 1998, the Company had acquired a total of $1.0 million of stock under the plan, $353 thousand of which was acquired during the first six months of 1998.

                           THE DEWOLFE COMPANIES, INC.
                                  June 30, 1998

The Company considers its future cash flow from operations combined with its credit arrangements with BankBoston, N.A. and First Union National Bank to be adequate to fund continuing operations. However, the Company expects to continue to expand its existing businesses that may include opening new real estate sales offices as well as acquiring or investing in other real estate and or insurance businesses. As a result, the Company from time-to-time may seek additional or alternate sources of debt or equity financing which may include the issuance of shares of the Company's capital stock.

Cautionary Statement for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995

Certain statements made by the Company, which are not historical fact, may be deemed to be forward looking statements. There are many important factors that would cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, interest rates and economic conditions generally, regulatory changes (legislative or otherwise) affecting the residential real estate and mortgage lending industries, competition and prevailing rates for sales associate commission structures.


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

                           THE DEWOLFE COMPANIES, INC.
                                  June 30, 1998


PART II. OTHER INFORMATION

Item 4   Submissions of Matters to a vote of Security Holders

     The annual meeting of the shareholders was held on May 12, 1998 in Newton, Massachusetts. A brief description of each matter voted upon at the meeting and a tabulation of votes with respect to each such matter is attached as Exhibit (22).

Item 6   Exhibits and Reports on Form 8-K

    (a)  The following Exhibits are included herein:

                See Exhibit Index on page 13 of this report


    (b)  Reports on Form 8-K

                       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 12, 1998                  THE DEWOLFE COMPANIES, INC.

                                       By: /s/James A. Marcotte
                                           --------------------
                                           James A. Marcotte
                                           Senior Vice President
                                           and Chief Financial Officer

                           THE DEWOLFE COMPANIES, INC.
                                  June 30, 1998

                                  EXHIBIT INDEX

                                      10-Q

ITEM          DESCRIPTION
----          -----------
10.1          Second Amended and Restated Credit and Security Agreement
              dated May 8, 1998 by and among The DeWolfe Company, Inc.,
              DeWolfe Relocation Services, Inc., Referral Associates of
              New England, Inc., Hillshire House, Inc., The DeWolfe
              Insurance Agency, Inc., Real Estate Referral Inc., Dollar
              Dry Dock Real Estate, Inc., and The Heritage Group, Inc.,
              and The DeWolfe Companies, Inc., to BankBoston, N.A.

10.2 Amendment dated May 28, 1998 to Mortgage Warehousing Loan and Security Agreement between DeWolfe Mortgage Services,
              Inc. and First Union National Bank
10.3          Employment Agreement with Richard Pucci dated May 14, 1998
10.4          Amended 1992 Stock Option Plan
11.0          Statement re:  Computation of Per Share Earnings
22.0          Published Report Regarding Matters Submitted to a Vote of
              Security Holders
27.0          Financial Data Schedule
