Form 10-Q
period 1998-09-30
DEWOLFE COMPANIES INC
filed 1998-11-05
CIK 888138

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission File number 1-11278

                           THE DEWOLFE COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                   04-2895334
         -------------                                   ----------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification Number)

         80 Hayden Avenue
         Lexington, MA                                   02421-7962
         -------------                                   ----------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date (October 30, 1998)

Common Stock, par value $.01 per share 3,254,060 shares

                           THE DEWOLFE COMPANIES, INC.
                                      INDEX

PART I.          FINANCIAL INFORMATION                                                   PAGE NO.


Item 1.          Financial Statements (Unaudited)


                 Condensed Consolidated Balance Sheets as of
                 September 30, 1998 and December 31, 1997                                     3


                 Condensed Consolidated Statements of Income for the Three
                 Months and Nine Months ended September 30, 1998 and
                 September 30, 1997                                                           4


                 Condensed Consolidated Statements of Cash Flows for
                 the Nine Months ended September 30, 1998 and
                 September 30, 1997                                                           5


                 Notes to Condensed Consolidated Financial Statements
                 September 30, 1998                                                           6


Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                        7


PART II.         OTHER INFORMATION                                                           11

                           THE DEWOLFE COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                                  September 30,    December 31,
                                                                                  -------------    ------------
                                                                                       1998            1997
                                                                                       ----            ----
CURRENT ASSETS
     Cash and cash equivalents                                                     $  4,941,000    $ 2,542,000
     Commissions receivable, net of allowance of $1,079,000 at
        September 30, 1998 and $611,000 at December 31, 1997                         20,892,000     12,490,000
     Mortgage loans held for sale                                                    23,009,000     12,508,000
     Notes and advance receivable from stockholders                                     336,000         91,000
     Prepaid expenses and other current assets                                          527,000        522,000
                                                                                  -------------   ------------
        TOTAL CURRENT ASSETS                                                         49,705,000     28,153,000

PROPERTY AND EQUIPMENT
     Furniture and equipment                                                          9,120,000      8,049,000
     Land, building and improvements                                                  4,722,000      4,565,000
                                                                                  -------------   ------------
                                                                                     13,842,000     12,614,000
     Accumulated depreciation                                                       (7,556,000)    (6,374,000)
                                                                                  -------------   ------------
        NET PROPERTY AND EQUIPMENT                                                    6,286,000      6,240,000

OTHER ASSETS
     Excess of cost over value in net assets acquired, net of
          accumulated amortization of $1,084,000 at September
          30, 1998 and $807,000 at December 31, 1997                                  6,687,000      1,709,000
     Deposit for acquisition                                                                 --      1,500,000
     Other assets                                                                     2,218,000      2,015,000
                                                                                  -------------   ------------
                                                                                    $64,896,000    $39,617,000
                                                                                  =============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank                                                             $22,568,000    $12,194,000
     Current portion of long term debt                                                1,707,000      1,408,000
     Commissions payable                                                             13,836,000      8,452,000
     Accounts payable and accrued expenses                                            4,252,000      1,970,000
     Deferred mortgage fee income                                                       419,000        231,000
                                                                                  -------------   ------------
        TOTAL CURRENT LIABILITIES                                                    42,782,000     24,255,000

LONG TERM DEBT, net of current portion                                                7,902,000      4,004,000
NON COMPETE AGREEMENTS AND CONSULTING
   AGREEMENTS PAYABLE                                                                   303,000        560,000

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 3,000,000 shares authorized; none outstanding
  Common stock, $.01 par value; 10,000,000 shares authorized; 3,473,137 shares issued at September 30, 1998 and
     3,379,082 shares issued at December 31, 1997                                        35,000         34,000
     Additional paid-in capital                                                       6,838,000      6,488,000
     Retained earnings                                                                8,237,000      5,059,000
                                                                                  -------------   ------------
TOTAL STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK                                     15,110,000     11,581,000
Less:  Treasury  Stock  (209,111  shares at September  30, 1998 and 143,211
shares at December 31, 1997), at cost                                               (1,201,000)      (783,000)
                                                                                  -------------   ------------
        TOTAL STOCKHOLDERS' EQUITY                                                   13,909,000     10,798,000
                                                                                  -------------   ------------
                                                                                    $64,896,000    $39,617,000
                                                                                  =============   ============
            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
                                                        -------------                   -------------

Revenues:                                         1998            1997               1998               1997
                                                  ----            ----               ----               ----
     Real estate brokerage, net                  $31,045,000    $26,431,000        $101,861,000       $77,187,000
     Mortgage                                      2,271,000      1,476,000           5,528,000         3,665,000
     Other                                           320,000         67,000             654,000           545,000
                                             ---------------   ------------    ----------------   ---------------
TOTAL REVENUES                                    33,636,000     27,974,000         108,043,000        81,397,000

Commission expense, net                           19,690,000     16,914,000          65,305,000        49,642,000
                                             ---------------   ------------    ----------------   ---------------


NET REVENUES                                      13,946,000     11,060,000          42,738,000        31,755,000

Operating expenses:
     Compensation and benefits                     5,714,000      4,564,000          16,271,000        12,576,000
     Facilities                                    1,570,000      1,324,000           4,728,000         3,950,000
     General and administrative                    3,015,000      2,579,000           8,875,000         6,814,000
     Marketing and promotion                       1,715,000      1,537,000           4,979,000         4,384,000
     Communications                                  472,000        394,000           1,373,000         1,135,000
     Acquisition related expenses                     30,000            ---             390,000               ---
                                             ---------------   ------------    ----------------   ---------------
TOTAL OPERATING EXPENSES                          12,516,000     10,398,000          36,616,000        28,859,000
                                             ---------------   ------------    ----------------   ---------------

OPERATING INCOME                                   1,430,000        662,000           6,122,000         2,896,000

Other income (expenses):
     Interest expense                              (631,000)       (333,000)         (1,553,000)         (849,000)
     Interest income                                 547,000        324,000           1,164,000           678,000
                                             ---------------   ------------    ----------------   ---------------
INCOME BEFORE INCOME TAXES                         1,346,000        653,000           5,733,000         2,725,000

Income Tax Expense                                   581,000        294,000           2,555,000         1,226,000
                                             ---------------   ------------    ----------------   ---------------

NET INCOME                                       $   765,000    $   359,000        $  3,178,000       $ 1,499,000
                                             ===============   ============    ================   ===============

Earnings Per Share                               $      0.23    $      0.11        $       0.98       $      0.46

Earnings Per Share- assuming dilution            $      0.22    $      0.11        $       0.92       $      0.45

Weighted average shares outstanding                3,272,000      3,257,000           3,253,000         3,279,000

Weighted average shares outstanding-
assuming dilution                                  3,466,000      3,316,000           3,438,000         3,347,000

            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                   -------------
                                                                             1998             1997
                                                                             ----             ----
Increase (Decrease) in Cash
OPERATING ACTIVITIES
     Cash received from customers                                       $ 103,743,000   $  78,307,000
     Commissions and compensation paid to co-brokers,
       sales associates and mortgage consultants                          (62,123,000)    (48,449,000)
     Operating expenses paid                                              (32,938,000)    (25,741,000)
     Provision for doubtful accounts                                         (887,000)       (668,000)
     Mortgage loans originated for sale                                  (256,253,000)   (144,661,000)
     Proceeds from mortgage loan sales                                    245,752,000     140,435,000
     Interest received                                                      1,164,000         678,000
     Interest paid                                                         (1,496,000)       (834,000)
     Income taxes paid                                                     (1,629,000)       (693,000)
                                                                        -------------   -------------
        Cash used for operating activities                                 (4,667,000)     (1,626,000)

INVESTING ACTIVITIES
     Expenditures for business combinations                                (4,452,000)       (100,000)
     Expenditures for property and equipment                               (1,330,000)     (1,139,000)
     Additions to mortgage servicing rights                                  (380,000)       (167,000)
                                                                       --------------   -------------
        Cash used for investing activities                                 (6,162,000)     (1,406,000)

FINANCING ACTIVITIES
     Net borrowings under revolving line of credit                         (1,500,000)             --
     Borrowing on acquisition line of credit                                5,025,000              --
     Principal payments on long term debt                                    (919,000)       (781,000)
     Net other borrowings                                                     561,000        (372,000)
     Net borrowings on note payable, bank                                  10,374,000       4,075,000
     Notes receivable from stockholders                                      (245,000)             --
     Purchase of treasury stock                                              (418,000)       (421,000)
     Issuance of common stock                                                 350,000          82,000
                                                                        -------------   -------------
        Cash provided by financing activities                              13,228,000       2,583,000
                                                                        -------------   -------------
        NET INCREASE (DECREASE) IN CASH                                     2,399,000        (449,000)
Cash at beginning of period                                                 2,542,000       2,586,000
                                                                        -------------   -------------
     CASH AT END OF PERIOD                                              $   4,941,000   $   2,137,000
                                                                        =============   =============

Supplemental Information:
     Noncash investing and financing activities
        Leases capitalized                                              $      852,00   $     735,000



            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                               SEPTEMBER 30, 1998

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain prior year balances have been reclassified to conform with current year presentation.

NOTE 2 - NEW ACCOUNTING STANDARDS
---------------------------------

In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (FAS 130) and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131). FAS 130 was adopted in the first quarter of 1998 and had no impact on the Company's financial condition or results of operations as the Company has no items of other comprehensive income in any period presented. FAS 131 is effective for the Company's December 31, 1998 financial statements to be included in the Company's annual report on Form 10-K. The Company anticipates that FAS 131 will have no impact on the Company's financial condition or results of operations.

NOTE 3 - PURCHASE OF DOLLAR DRY DOCK REAL ESTATE, INC. ("DDD")
--------------------------------------------------------------

On January 16, 1998, the Company acquired 100% of the outstanding stock of DDD and its wholly owned subsidiary, The Heritage Group, Inc., for $4,000,000, which was funded through a credit facility provided by BankBoston, N.A. The acquisition has been accounted for by the purchase method and the Company recorded cost in excess of net assets acquired of $3.5 million which is being amortized over fifteen years. The Company's consolidated results of operations for the nine months ended September 30, 1998 on an unaudited pro forma basis assuming the DDD acquisition had occurred as of January 1, 1997 are not materially different from the Company's consolidated results of operations for such period, as reported, due to the date of the acquisition and, as such, are not presented.

The Company's consolidated results of operations for the nine months ended September 30, 1997 on an unaudited pro forma basis, assuming the DDD acquisition had occurred as of January 1, 1997, are as follows:

                                                     Nine Months ended
                                                     September 30, 1997
                                                     ------------------
                                               (In thousands except per share
                                                          amounts)

        Revenues                                          $92,184
        Net Income                                        $ 1,906
        Earnings Per Share                                $  0.58
        Earnings Per Share assuming dilution              $  0.57

                               SEPTEMBER 30, 1998
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

The net income in the third quarter of 1998 was $765 thousand as compared to a net income of $359 thousand in the third quarter of 1997. Net income for the first nine months of 1998 was $3.2 million compared to a net income of $1.5 million for the first nine months of 1997. The increase in the 1998 earnings were primarily attributed to continued growth in the Company's existing real estate and mortgage banking markets and increased revenues from the acquisition of Dollar Dry Dock Real Estate, Inc. ("DDD") and its wholly owned subsidiary, The Heritage Group, Inc.


Results of Operations
---------------------

Real Estate Brokerage Revenues:

Real estate brokerage revenues increased 17% in the third quarter of 1998 to $31.0 million, an increase of $4.6 million over the third quarter of 1997. For the first nine months of 1998 real estate brokerage revenues were $101.9 million, an increase of 32% as compared to the first nine months of 1997. The increase in real estate brokerage revenues is primarily attributed to the continued increase in business in the Company's existing markets caused by the continued low interest rate market and strong consumer confidence that had a generally positive effect on residential real estate brokerage in 1998 and 1997 and revenues from DDD, which the Company acquired in January, 1998.

Real estate brokerage revenue includes $1.8 million from relocation services in the third quarter of 1998 as compared to $1.6 million in the third quarter of 1997, an increase of 13%. Real estate brokerage revenues from relocation services were $5.4 million the first nine months of 1998, as compared to $4.5 million for the first nine months of 1997, an increase of 20%. The increase was due to an increase in the number of corporate services provided which is primarily attributed to the increase in business in the Company's existing markets.

Net revenues from real estate brokerage increased 19% or $1.8 million in the third quarter of 1998 to $11.4 million, and increased 33% or $9.0 million for the first nine months of 1998 to $36.6 million. Net real estate brokerage revenues as a percentage of real estate brokerage revenues were 37% for the third quarter of 1998 as compared to 36% in the third quarter of 1997 and were 36% for the first nine months of 1998 and 1997.

Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and pressure on the Company to change commission structures necessary to attract and retain qualified sales associates.

                           THE DEWOLFE COMPANIES, INC.
                               SEPTEMBER 30, 1998

Mortgage Revenues:

Mortgage revenues increased 54% in the third quarter of 1998 to $2.3 million, an increase of $795 thousand compared to the third quarter of 1997. For the first nine months of 1998 mortgage revenues were $5.5 million, an increase of 51% or $1.9 million as compared to the same period in 1997. The increases in the third quarter and first nine months of 1998 are primarily due to an increase in closed loan volume, which the Company believes was caused by the continued low interest rate market and continued strong consumer confidence.

Closed loan volume in the third quarter of 1998 and 1997 was $120.8 million and $84.2 million, respectively. For the first nine months of 1998 and 1997 closed loan volume was $312.5 million and $215.6 million, respectively.

Net revenues from mortgage income (mortgage revenues less expenses associated with commissions payable to the Company's mortgage consultants) as a percentage of total mortgage revenues were 73% in the third quarter of 1998 compared to 72% in the third quarter of 1997 and 73% for the first nine months of 1998 as compared to 72% for the first nine months of 1997.


Operating Expenses:

Operating expenses for the third quarter of 1998 increased $2.1 million or 20% from the third quarter of 1997. Operating expenses increased 27% or $7.8 million for the first nine months of 1998 compared to the first nine months of 1997. The increase in the third quarter and first nine months of 1998 are primarily due to costs associated with the increase in the Company's overall business (including the acquisition of DDD). Operating expenses as a percentage of net revenues were 90% in the third quarter of 1998 compared to 94% in the third quarter of 1997. Operating expenses as a percentage of net revenues were 86% and 91% for the nine months ending September 30, 1998 and 1997, respectively.


Interest Expense and Interest Income:

Interest expense increased by $298 thousand in the third quarter of 1998 as compared to 1997 and increased by $704 thousand for the first nine months of 1998 as compared to 1997. The increase is primarily due to additional interest of $219 thousand in the third quarter of 1998 and $446 thousand for the first nine months of 1998 related to the mortgage warehouse line of credit due to increased loan closings. The remaining interest increase of $79 thousand for the three months and $258 thousand for the nine months ending September 30, 1998 is primarily due to increased interest expense from borrowings related to the financing of acquisitions, primarily DDD, offset by reduced interest expense due to amortization of the Company's debt.

Interest income increased by $223 thousand in the third quarter of 1998 as compared to 1997 and $486 thousand for the first nine months of 1998 as compared to 1997. The increase in the third quarter was primarily due to additional interest earned on mortgage loans of $194 thousand and $29 thousand in net interest on bank accounts. The increase for the first nine months of 1998 was primarily due to additional interest earned on mortgage loans of $405 thousand and $81 thousand in net interest on bank accounts. The increase in mortgage loan interest was due to the increased loan closings for the three months and nine months ending September 30, 1998. The change in net interest earned on bank accounts was primarily due to balances kept in escrow and operating bank accounts and interest rates earned on these accounts.

                           THE DEWOLFE COMPANIES, INC.
                               SEPTEMBER 30, 1998

Liquidity and Sources of Capital

Cash balances at September 30, 1998 and September 30, 1997 were $4.9 million and $2.1 million, respectively. Cash used by operations for the first nine months of 1998 was $4.7 million as compared to $1.6 million for the first nine months of 1997. The changes in cash used for operations in the first nine months of 1998 and 1997 were primarily due to the increases and decreases in the Company's mortgage loans held for sale which are funded by the Company's credit line with First Union National Bank, (formerly CoreStates Bank, N.A.) offset by cash generated by net income. Net cash used relating to increases in mortgage loans held for sale was $10.5 million and $4.2 million in the first nine months of 1998 and 1997, respectively.

Expenditures for property and equipment totaled $1.3 million in the first nine months of 1998 and $1.1 million in 1997. Capital spending during this period was primarily attributed to the Company's investment in improvements to existing and acquired sales offices and upgrades to systems and technology.

The Company intends to continue to make expenditures for property and equipment in order to maintain the standards for a quality appearance and processing systems in all of the Company's locations.

The Company has various credit arrangements with BankBoston, N.A., which were amended in May 1998 to include a $20.0 million acquisition line of credit and an increase in the Company's revolving line of credit from $3.0 million to $5.0 million. Additionally, the arrangements provide for a term note of $725 thousand, which requires $25,000 monthly principal payments and an equipment lease line of credit of $4.0 million.

At September 30, 1998 the balance outstanding under the $20.0 million acquisition line of credit was $5.0 million, $4.0 million of which pertained to the DDD acquisition. The Company had no borrowings outstanding under the revolving line of credit at September 30, 1998 and at September 30, 1997. The outstanding balance of the term note was $600 thousand at September 30, 1998. At September 30, 1998 and 1997, the Company`s obligations outstanding under lease lines of credit were $2.3 million.

During the third quarter of 1998 the Company increased the credit line that is used to finance mortgage loans that it originates to $40.0 million. This credit line had an outstanding balance of $22.6 million and $10.6 million at September 30, 1998 and 1997, respectively.

In May 1998, the Company authorized an increase in the amount of the Company's outstanding common stock that may be repurchased under its stock repurchase plan to a total of $1.9 million. As of September 30, 1998, the Company had acquired a total of $1.1 million of stock under the plan, $418 thousand of which was acquired during the first nine months of 1998.

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

                           THE DEWOLFE COMPANIES, INC.
                               SEPTEMBER 30, 1998


Year 2000 Disclosure

The Year 2000 issue ("Y2000") results from computer programs written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of the Company's operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has completed its assessment of Y2000 risks and a summary of this assessment follows. This assessment should be deemed as a forward looking statement and as such the company can not assure that the actual impact of Y2000 on the Company's operating results and the costs to minimize such impact will not be more or less than these identified in the assessment.

State of readiness and cost: The Company believes that approximately $400 thousand will be required to update various hardware systems to prepare for Y2000. The majority of these systems were scheduled for replacement as part of the Company's ongoing technology upgrade. The completion of the hardware upgrade is scheduled to be fully completed by June of 1999 with the most critical elements being completed during the first quarter of 1999. As such, the Company does not feel that these upgrades will materially affect the Company's business or capital requirements.

The Company does not believe the cost to update its information software systems related to the Y2000 issue to be material. Several of the Company's systems, which are not Y2000 compliant, were currently in process of being replaced as part of the Company's ongoing technology upgrade. The Company expects to replace these systems prior to June 30, 1999.

The Company has reviewed the state of readiness of third party vendors and believes that these systems either are compliant or the vendor has plans to make the system Y2000 compliant.

Risks: If due to a hardware or software problem the Company's systems were not able to operate due to a Y2000 problem the Company believes it would face the following risks: additional costs to correct the problem and loss of revenue due to an inability to deliver customer services. The Company believes it is taking the necessary steps to eliminate or reduce these risks where possible.

Contingency Plan: The Company has not developed a contingency plan for the Y2000 issue and anticipates evaluating the need for and extent of such a plan during the first quarter of 1999.

Cautionary Statement for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

                           THE DEWOLFE COMPANIES, INC.
                               SEPTEMBER 30, 1998





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



Date: November 4, 1998                               THE DEWOLFE COMPANIES, INC.

                                                 By: /s/James A. Marcotte
                                                     ---------------------------
                                                     James A. Marcotte
                                                     Senior Vice President
                                                     and Chief Financial Officer

                           THE DEWOLFE COMPANIES, INC.
                               SEPTEMBER 30, 1998


                                  EXHIBIT INDEX


                                      10-Q

ITEM    DESCRIPTION
----    -----------

10.1    Amendment dated August 27, 1998 to Mortgage
        Warehousing Loan and Security Agreement between
        DeWolfe Mortgage Services, Inc. and First Union
        National Bank
11.0    Statement re:  Computation of Per Share Earnings
27.0    Financial Data Schedule