Form 10-K
period 1998-12-31
DEWOLFE COMPANIES INC
filed 1999-03-31
CIK 888138

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            -----------------------

                                   FORM l0-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998
                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________
                           Commission File No. 1-11278

                          THE DEWOLFE COMPANIES, INC.
            (Exact name of Registrant as specified in its charter)

                               ----------------

                      MASSACHUSETTS                   04-2895334
              (State or other jurisdiction          (IRS Employer
            incorporation or organization)       Identification No.)

                    80 Hayden Avenue                  02421-7962
               Lexington, Massachusetts               (Zip Code)
      (Address of principal executive offices)

       Registrant's telephone number, including area code (781) 863-5858

          Securities registered pursuant to Section 12(b) of the Act:

  Common Stock $.01 par value             American Stock Exchange
------------------------------ --------------------------------------------
  (Title of class)             (Name of each exchange on which registered)

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of March 15, 1999 (based on the closing sale price as reported on AMEX on such date) was $7,007,280.

     The number of shares outstanding of the Registrant's Common Stock as of March 15, 1999 was 3,359,221.

                               ----------------

                      Documents Incorporated by Reference

Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1999, are incorporated by reference in Part III.

================================================================================

                                    PART I

Item 1. Business

     The DeWolfe Companies, Inc. (the "Company") is an integrated homeownership services company, primarily engaged in the business of providing sales and marketing services to consumers in connection with residential real estate transactions. In addition, the Company originates and services residential mortgage loans, markets insurance products, and provides corporate and employee relocation and related services to a variety of clients. As such, the Company describes the services that it renders as "homeownership" services. The Company concentrates primarily in the residential segment of the real estate market. Accordingly, for financial purposes the Company views itself as having three reportable operating segments: real estate, including both real estate brokerage and relocation services, mortgage banking and insurance services. For additional segment information, see Note L of Notes to Consolidated Financial Statements. The Company is the largest homeownership company in New England where its services are offered in Massachusetts, New Hampshire, Maine, Connecticut and Rhode Island.

     The Company was incorporated in Massachusetts in 1984 at which time it acquired The DeWolfe Company, Inc., which had been incorporated in 1975 as the successor to a real estate brokerage business originally founded in 1949 by the family of the Company's Chairman and Chief Executive Officer, Richard B. DeWolfe. The DeWolfe Companies, Inc. is the parent corporation of four principal subsidiary corporations, which are the Company's operating entities:
The DeWolfe Company, Inc. and its subsidiaries provide residential real estate sales and marketing services; DeWolfe Mortgage Services, Inc. originates and services residential real estate mortgage loans; DeWolfe Relocation Services, Inc., and its subsidiaries provide relocation services; and The DeWolfe Insurance Agency, Inc., which was incorporated in 1996, provides insurance products to the Company's customer base. The Company and its subsidiaries do business under the trade name "DeWolfe". References in this Report to the business and operations of the Company include the business and operations of the Company and its consolidated subsidiaries.

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

Relocation Services

     Through DeWolfe Relocation Services, Inc. ("DRS"), and its subsidiaries, the Company offers to employers a variety of specialized services primarily concerned with facilitating the resettlement of transferred employees. These services include sales and marketing of transferees' existing homes for their corporate employer, assistance in finding new homes, moving services, educational and school placement counseling, customized videos, property marketing assistance, rental assistance, area tours, international relocation, group move services, marketing and management of foreclosed properties, career counseling, spouse/partner employment assistance, and financial services. Clients can select these programs and services on a fee basis according to their needs.

In September 1997, the Company entered into an agreement with Reliance Relocation Services, Inc. ("RELO") to provide relocation services to the RELO network. The RELO organization comprises a network of 1,100 independent real estate brokerage firms, which includes 45% of the nation's largest real estate firms. The Company is a founding member and shareholder of RELO. The Company anticipates that participation in RELO will provide new relocation opportunities with firms on a national level.

Until September 1997, the Company had maintained a Strategic Alliance Agreement with PHH Homequity ("PHH") the nation's largest relocation organization, which had provided the Company with membership in PHH's nationwide network of suppliers of relocation services.

DRS generated approximately 18% and 21% of the Company's real estate sales dollar volume (aggregate sales price) in 1998 and 1997, respectively. The alliances with RELO and PHH accounted for approximately 5% and 19% of DRS transactions for the years ended December 31, 1998 and 1997, respectively.

Real Estate Brokerage Revenues

     The following table summarizes the Company's revenues from residential real estate transactions, including relocation, for the periods indicated:

                                                  Year ended December 31,
                                               -----------------------------    Percent
                                                    1998            1997        Increase
                                               -------------   -------------   ---------
                                               (Dollar amounts in thousands)
Number of Transactions .....................       18,966          14,599         29.9%
Aggregate Sales Price ......................   $4,239,029      $3,162,960         34.0%
Real Estate Brokerage Revenues .............   $  129,735      $   99,711         30.1%
Net Real Estate Brokerage Revenues .........   $   46,170      $   35,600         29.7%

     Real estate brokerage revenues accounted for 96%, 97% and 97% of total revenues and net real estate brokerage revenues accounted for 89%, 91% and 91% of net revenues of the Company for the years ended December 31, 1998, 1997 and 1996, respectively.

Mortgage Banking

     The Company, through its wholly owned subsidiary, DeWolfe Mortgage Services, Inc. ("DMS"), is engaged in the residential mortgage business, which involves the origination, sale and servicing of mortgage loans for one-to-four family residences. The Company primarily originates and services loans for purchases of properties located in Massachusetts, New Hampshire and Connecticut. The majority of these loans are for home sales transactions in which the Company also acts as a broker. The term "origination" refers generally to the process of providing mortgage financing for the purchase of property directly to the purchaser or for refinancing an existing mortgage. The Company primarily funds mortgage loans under a $40 million line of credit with First Union National Bank, formerly CoreStates Bank, N.A. The majority of its mortgage loans are funded by the line of credit, and the remainder of the loans are funded by investors at closing. The Company sells the loans that it funds through the line of credit to investors on the secondary mortgage market. The Company has correspondent relationships with several financial institutions (investors or wholesale lenders) to whom it sells some of the mortgage loans that it originates. These sales are pursuant to a pre-closing commitment from the investor at a specified price, based upon a specified interest rate and type of mortgage loan. These relationships are governed by contracts which establish procedures for registering certain types of loans, including submitting complete loan packages for approval, meeting conditions established by the investors, funding the loans, delivering the closed loan package, and assigning the loan to the investor. The Company originates "conventional" mortgage loans, as well as loans that are guaranteed or insured by agencies of the federal government, secured by one-to-four family residential properties (including condominiums), that comply with the requirements for sale to either the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company also originates "jumbo" loans (conventional loans that exceed the maximum amounts qualifying for sale to FNMA or FHLMC but that otherwise generally comply with FNMA or FHLMC requirements) and other loans that do not comply with FNMA or FHLMC requirements but that do comply with requirements for sale to private investors.

     The Company is an approved seller/servicer of FNMA and FHLMC, the largest national investors in residential mortgage loans and the Company sells some of its loans directly to these investors, while retaining the rights to service these loans. Mortgage servicing includes processing loan payments, administering escrow funds, monitoring delinquencies, managing foreclosures, and answering borrowers' inquires. Servicing fees are collected by the Company out of mortgage payments and are normally equal to a fixed percentage of the declining principal balance of the loan. In addition, income is derived from earnings on escrow accounts, late fees, and interest on funds received from borrowers prior to remittance to the purchasers of the loan. The right to service these loans has been treated as an asset (Originated Mortgage Servicing Rights) of the Company. This servicing asset is subject to adjustments for impairment of valuation due to prepayment risk.

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

     Another risk the Company faces under this way of doing business is if an error is made in confirming coverage of a commitment, or if an investor breaches its obligation to purchase a loan at the agreed-upon price. The Company manages these risks by maintaining strict policies and procedures to insure proper coverage, and by carefully evaluating the financial capabilities and business practices of its investors.

     The Company's mortgage servicing business is also subject to certain risks. For example, the decision to purchase servicing rights or to sell loans while retaining servicing rights is based in part on the Company's estimate of the market value of the servicing rights purchased or retained, which in turn is based on the estimated present value of the expected future cash flows from such rights. Various events, such as a higher than anticipated rate of default or prepayment on loans which the Company has servicing rights, could adversely affect the value of, and earnings from, these rights. However, it is the Company's practice to acquire or retain only servicing rights "without recourse", which means that if a borrower defaults on a loan, then the Company would not be required to remit funds to the loan investor or owner until remittance was received from the borrower.

     The Company's mortgage revenues consist of loan origination fees, which are generally a percentage of the original principal amount of the loan and are commonly referred to as "points", application and investor fees paid by the borrowers, originated mortgage servicing rights capitalized and service release premiums paid by the investors. Mortgage revenues are offset by direct loan origination costs, which consist of commissions paid to the Company's mortgage consultants and appraisal fees and credit report fees paid to third parties. The Company recognizes mortgage origination revenues and costs when the sale of a mortgage loan is consummated. DeWolfe Mortgage Services, Inc. is licensed as both a mortgage lender and as a mortgage broker in Massachusetts, New Hampshire, Rhode Island, Maine and Connecticut.

     The following table summarizes the Company's mortgage origination and servicing activities for the periods indicated:

                                                                                   Percent
                                                          1998          1997       Increase
                                                      -----------   -----------   ---------
                                                         (Dollar amounts in
                                                             thousands)
For the year ended December 31:
Mortgages Originated and Closed ...................      2,678         1,899         41.0%
Aggregate Loan Amount .............................   $429,899      $293,178         46.6%
Mortgage Revenues .................................   $  4,680      $  2,822         65.8%

Balance at December 31:
Loans Serviced for Others .........................   $ 84,740      $ 40,715        108.1%
Originated Mortgage Servicing Rights, Net .........   $    758      $    297        155.2%

Insurance Services

     In late 1996, the Company commenced its insurance agency business and acts as an insurance agent, advising customers as to their insurance needs and the appropriate types and amounts of coverage, placing coverage on their behalf with insurers directly or through wholesale insurance brokers, and assisting them with any subsequent claims. In return for these services, the Company's customers pay premiums based upon the type and amount of coverage purchased and the insurer remits to the Company a commission for sale of the coverage. Premium and commission rates vary in amount depending upon the type of insurance coverage provided, the insurance company underwriting the coverage and other factors. Gross commission revenues from insurance were $585,000 in 1998 and $37,000 in 1997. In May 1998 DeWolfe Insurance Agency, Inc. acquired the personal lines business of the Curtin Insurance Agency, Inc., which included approximately 5,000 policy holders.

Marketing

     The Company's real estate sales and marketing, mortgage banking, insurance, and relocation services are marketed by a multimedia program conducted throughout Massachusetts, New Hampshire, Rhode Island and Connecticut. This program includes direct mail, newspaper, internet, catalog, radio and television advertising. The Company maintains a mobile video studio and produces and broadcasts its own weekly television program, "DeWolfe Home Vision," which currently airs in Boston, Massachusetts on WCVB-TV, Channel 5 and in Hartford, Connecticut WSFB-TV, Channel 3. The Company believes that this program is the only such proprietary program in the New England market area. In addition, the integrated nature of the Company's services is designed to produce a flow of customers from its sales and marketing business to its mortgage and insurance businesses.

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

     In the Company's traditional business of residential real estate sales and marketing, the Company competes primarily with franchise real estate organizations, such as Century-21, ERA, Realty World, Better Homes and Gardens, RE/MAX, The Prudential, and Coldwell Banker; and multi-office independent real estate organizations. The Company believes that its major competitors in 1999 will be franchise organizations, such as RE/MAX and Coldwell Banker. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, to some degree, price.

     The Company's relocation business is fully integrated with its residential real estate sales and marketing business. Accordingly, the Company's major competitors are many of the same franchise organizations previously noted. Competition in the relocation business is based primarily on level of service, reputation, personal contact and recently to a greater extent, price.

     In its mortgage loan origination business, the Company competes with other mortgage originators, such as mortgage bankers, state and national banks, and thrift institutions. Many of the Company's competitors for mortgage services have substantially greater resources than the Company. The Company competes for loan origination business based on services offered, price and available terms, and its ability to obtain referrals through its sales and marketing services. DMS employs full-time mortgage consultants who are assigned to various Company real estate offices. The mortgage consultants originate mortgage loans almost exclusively from the Company's real estate customers.

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

     The Company is not aware of any material licensing or other government regulatory requirements governing its relocation business, except to the extent that such business also involves the rendering of real estate brokerage services, the licensing and regulation of which are described above.

Trade Names

     The name "DeWolfe" (registered in Massachusetts, New Hampshire, and Connecticut), the DeWolfe logotype, and the tagline "One Stop and You're Home" are used extensively in the Company's businesses. These service marks are material to the business of the Company and have been registered in the applicable states. The tagline "One Stop and You're Home" has also been registered federally. In addition, the Company continues to use the trade names of certain companies that it has acquired.

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

                            Percentage of Revenue
                           -----------------------
                              1998         1997
                           ----------   ----------
First Quarter ..........       22.3%    21.7%
Second Quarter .........       31.6%    29.2%
Third Quarter ..........       24.2%    26.5%
Fourth Quarter .........       21.9%    22.6%
                               ----     ----
                                100%     100%
                               ====     ====

Work Force

     At December 31, 1998 the Company's total work force numbered 1,971 people, including 408 employees (including 60 mortgage banking personnel), 1,553 real estate sales associates and 10 relocation associates. The Company believes that its relations with its personnel are satisfactory and none of its employees are represented by a union. All of its real estate sales associates are independent contractors. As independent contractors, the real estate sales associates are paid by commission solely on the basis of closed sales transactions. Mortgage consultants are paid primarily on the basis of closed mortgage loans.

Growth Strategies

     Acquisitions

     Historically, the Company's growth has been achieved primarily through acquisitions. In some acquisitions, the Company acquired the respective business under a non-competition, consulting, and cooperation agreement with the acquired firm's principal which provided for contingent cash payments to such principal in exchange for the principal's fulfillment of the terms of the agreement and based upon the net commission income derived from the acquired firm's sales offices during the term of the agreement. In other cases the purchase price was paid primarily with cash or the issuance of shares of the Company's common stock.

     The Company expects to fund all or a portion of future acquisitions through credit facilities negotiated with the principals of the acquired Companies or with institutional lenders. Additionally, the Company may continue to issue shares of its common stock to complete acquisitions and in some cases the Company may grant registration rights to the sellers in such acquisitions. As a result, resales of shares issued in such acquisitions may affect the market price of the Company's stock, depending on the number of shares sought to be sold in any particular period.

     During 1998 the Company completed the acquisition of four real estate brokerage firms, including Dollar Dry Dock Real Estate, Inc. ("DDD") and its wholly-owned subsidiary, The Heritage Group, Inc. Additionally, in May 1998, DeWolfe Insurance Agency, Inc. acquired the personal lines business of the Curtin Insurance Agency, Inc., which included approximately 5,000 policyholders.

     During the first quarter of 1999, the Company has acquired or has agreed to acquire Leighton Real Estate in Connecticut, J. W. Riker Northern Rhode Island, Inc., in Rhode Island and Mark Stimson Associates and Mark Stimson Real Estate Network, Inc. in Maine.

     See page 9 of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Diversification

     The Company has expanded by entering businesses related to homeownership such as mortgage banking and insurance sales. The Company expects to continue to investigate other revenue producing services providing a better range of products and quality of service related to homeownership.

Item 2. Properties

     The Company owns the land and building occupied by its Westford, Massachusetts sales office. The property includes approximately 4,400 square feet of newly renovated sales office space. As of December 31, 1998 the property was subject to mortgages in the aggregate amount of $336,000 arising from such acquisition. The Company's principal executive offices are located at 80 Hayden Avenue, Lexington, Massachusetts where it leases approximately 30,000 square feet of space under a lease which requires rent of $570,000 per year ($18.87 per square foot) and expires in June, 2004. In addition, the Company leases office space for its 68 locations and 4 storage space locations, which consist of an average of 3,600 square feet each, under leases which require rent ranging from $11,000 per year ($5 per square foot) to $303,000 per year ($21 per square foot) and expire at various times through April, 2005.

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

Item 4. Submission of Matters to a Vote of Stockholders

     Not Applicable.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters

     The common stock of the Company is traded on the American Stock Exchange under the symbol "DWL". The following table sets forth, for the periods indicated, the high and low selling prices as reported by the American Stock Exchange. As of March 15, 1999, there were 3,045 record holders of the Company's Common Stock.

  Calendar Period 1998        High        Low
------------------------   ---------   ---------
  First Quarter             $6-7/16     $5-7/8
  Second Quarter             8-1/2       5-7/8
  Third Quarter              7-15/16     5-1/2
  Fourth Quarter             7-5/8       4-15/16

  Calendar Period 1997
------------------------
  First Quarter             $5-7/8      $4-7/8
  Second Quarter             5-7/8       4-7/8
  Third Quarter              6-3/8       4-9/16
  Fourth Quarter             6-1/4       5

     On November 24, 1998, the Company declared a special cash dividend of $0.12 per common share payable on January 4, 1999 to holders of record on December 7, 1998. Pursuant to credit agreements with BankBoston, N.A., the Company is restricted from paying dividends without the prior written consent of the lender, which was obtained. The Company will periodically evaluate the merits of paying future cash dividends, however at this time the Company has no plans to pay any future cash dividends.

         Item 6. Selected Financial Data--Five Year Financial Summary

                                                                         Fiscal Year
                                        -----------------------------------------------------------------------------
                                             1998             1997            1996            1995           1994
                                        --------------   --------------   ------------   -------------   ------------
                                                            (In thousands, except per share data)
Results of Operations
-------------------------------------
Total revenue .......................     $135,420         $103,144          $92,274       $80,072          $60,169
Commission expense ..................       83,565           64,111           56,695        48,700           37,503
                                          --------         --------         --------        -------        --------
Net revenue .........................       51,855           39,033           35,579        31,372           22,666
Operating Income ....................        6,244(a)         2,120(b)         3,783           899(c)         1,258
Income before income taxes ..........        5,834            1,946            3,425           203              959
Net income ..........................        3,233            1,070            1,930           115              534

PER SHARE DATA:
Earnings per share ..................        $0.99            $0.33            $0.58         $0.04            $0.19
Earnings per share-
 assuming dilution ..................        $0.95            $0.32            $0.57         $0.03            $0.18
Average shares outstanding ..........        3,251            3,271            3,311         3,216            2,829
Average shares outstanding- .........
 assuming dilution ..................        3,394            3,344            3,409         3,340            2,942

------------

(a) Includes a pre-tax charge of $405,000 or $.07 per share after taxes, for costs related to acquisitions.

(b) Includes a pre-tax charge of $250,000 or $.04 per share after taxes, primarily related to office closings and consolidations.

(c) Includes a pre-tax charge of $281,000, or $.05 per share after taxes, for restructuring and write down of certain non-performing assets.

                                                               As of December 31,
                                         --------------------------------------------------------------
                                            1998         1997         1996         1995         1994
                                         ----------   ----------   ----------   ----------   ----------
                                                     (In thousands, except per share data)
Financial Position
--------------------------------------
Commissions receivable, net of
 allowance ...........................    $17,227      $12,490      $12,589      $11,416      $10,081
Mortgage loans held for sale .........     24,289       12,508        6,735       11,046        2,199
Total assets .........................     63,652       39,617       32,597       35,206       23,207
Long-term debt .......................      8,195        4,004        3,215        5,427        4,609
Total liabilities ....................     50,581       28,819       22,405       27,012       16,755
Stockholders' equity .................     13,071       10,798       10,192        8,193        6,452

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Operations

     Net income for 1998 was $3.2 million compared to $1.1 million in 1997. The increase in net income in 1998 was primarily attributed to continued growth in the Company's existing real estate and mortgage banking markets and the acquisition of DDD and its wholly owned subsidiary, The Heritage Group, Inc.

     The following table summarizes selected operating ratios (shown as a percentage of net revenue) as of December 31 for each of the years indicated:

                                 1998           1997         1996
                                 ----           ----         ----
Operating Income .............   12.0%          5.4%         10.6%
Income before taxes ..........   11.3%          5.0%          9.6%
Net Income ...................    6.2%          2.7%          5.4%

Business Combinations

     Historically, the Company's growth has been achieved primarily through acquisitions. During 1998 the Company completed the acquisition of four real estate brokerage firms, including DDD. Additionally, in May 1998, DeWolfe Insurance Agency, Inc. acquired the personal lines business of the Curtin Insurance Agency, Inc., which included approximately 5,000 policyholders.

     On January 16, 1998 the Company acquired 100% of the stock of DDD and its wholly owned subsidiary, The Heritage Group, Inc., for $4,000,000. The acquisition was funded through a credit facility provided by BankBoston, N.A.

     The combined purchase price of the acquisitions in 1998 was $6,078,000 in cash or guaranteed payments, plus contingent payments not to exceed $150,000, to be paid if certain operating goals are reached. The acquisitions were funded by borrowings from the Company's acquisition line of credit and loans from the principals of the acquired companies.

     During the first quarter of 1999, the Company has acquired or has agreed to acquire Leighton Real Estate in Connecticut, J.W. Riker Northern Rhode Island, Inc., in Rhode Island, Mark Stimson Associates and Mark Stimson Real Estate Network, Inc., in Maine. The combined purchase price of these acquisitions is projected to be $5,056,000 in cash and guaranteed payments, plus contingent payments not to exceed $1,600,000 million. The acquisitions were funded by borrowings from the Company's acquisition line of credit and loans from the principals of the acquired companies.

     All business combinations have been accounted for under the purchase method of accounting and, accordingly, are included in the Company's financial statements from the date of acquisition.

     See Item 1, "Growth Strategies," and Note B of Notes to Consolidated Financial Statements for further discussion of business combinations.

Results of Operations

1998 Compared with 1997
Real Estate Brokerage Revenues

     Real estate brokerage revenues increased 30% in 1998 to $129.7 million, an increase of $30.0 million over 1997. Real estate brokerage revenue per sales associate was $84,000 in 1998 and $73,000 in 1997. The increase in real estate brokerage revenues was primarily attributed to the continued increase in business in the Company's existing markets which the Company believes was caused by the continued low interest rate market and strong consumer confidence that had a generally positive effect on residential real estate brokerage in 1998 and 1997 and revenues from DDD.

     Real estate brokerage revenues in 1998 include $6.8 million of revenues from relocation services as compared to $5.7 million in 1997, an increase of 18%. The increase was primarily due to an increase in the number of corporate services provided which is primarily attributed to the increase in business in the Company's existing markets.

     Net revenues from real estate brokerage increased 30% or $10.6 million in 1998 to $46.2 million. Net real estate brokerage revenues as a percentage of real estate brokerage revenues decreased to

35.6% for 1998 as compared to 35.7% in 1997. Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and pressure on the Company to change commission structures to attract qualified sales associates.

Mortgage Revenues

     Mortgage revenues increased 65.8% in 1998 to $4.7 million, an increase of $1.9 million compared to 1997. The increase was primarily due to an increase in mortgage loans closed, which the Company believes was caused by continued low interest rates and continued strong consumer confidence, and improved pricing on loans. During 1998, the Company's closed loan volume totaled $429.9 million compared to $293.2 million in 1997.

Insurance Revenues

     Other revenues increased to $1.0 million for 1998 compared to $611,000 in 1997. Included in other revenues were insurance agency revenues of $585,000 in 1998 compared to $37,000 in 1997. The increase was primarily due to the acquisition of the personal lines business of the Curtin Insurance Agency, Inc. in May 1998.

Operating Expenses

     Operating expenses increased 24% or $8.7 million for 1998 to $45.6 million compared to $36.9 million in 1997. Operating expenses as a percentage of net revenues decreased to 88% in 1998 as compared to 95% in 1997. The increase in operating expenses in 1998 is primarily due to costs associated with the increase in the Company's overall business and non-recurring expenses of $405,000 in costs related to acquisitions.

Interest Expense and Interest Income

     Interest expense increased by $905,000 in 1998 as compared to 1997. The increase in 1998 was primarily due to additional interest of $613,000 related to the mortgage warehouse line of credit due to increased loan closings. The remaining interest increase of $292,000 was primarily due to increased interest expense from borrowings related to the financing of acquisitions, primarily DDD, offset in part by reduced interest expense due to scheduled repayment of the Company's debt.

     Interest income increased by $669,000 in 1998 as compared to 1997. The increase was primarily due to additional interest earned on mortgage loans of $577,000 and $92,000 in net interest on bank accounts. The increase in mortgage loan interest was due to increased loan closings in 1998 compared to 1997. The change in net interest earned on bank accounts was primarily due to balances kept in escrow and operating bank accounts and interest rates earned on these accounts.

1997 Compared with 1996
Real Estate Brokerage Revenues

     Real estate brokerage revenues increased 12% in 1997 to $99.7 million, an increase of $10.5 million over 1996. Real estate brokerage revenue per sales associate was $73,000 in 1997 and $65,000 in 1996. The increase in real estate brokerage revenues was primarily attributed to the continued increase in business in the Company's existing markets which the Company believes was caused by the continued decrease in interest rates and continued strong consumer confidence that had a generally positive effect on residential real estate brokerage.

     Real estate brokerage revenues in 1997 include $5.7 million of revenues from relocation services as compared to $4.8 million in 1996, an increase of 20%. The increase was primarily due to an increase in the number of corporate accounts and affinity groups that the Company serviced.

     Net revenues from real estate brokerage increased 9.4% or $3.0 million in 1997 to $35.6 million. Net real estate brokerage revenues as a percentage of real estate brokerage revenues decreased to 35.7% for 1997 as compared to 36.5% in 1996. Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and pressure on the Company to change commission structures to attract qualified sales associates.

Mortgage Revenues

     Mortgage revenues increased 10% in 1997 to $2.8 million, an increase of $259,000 compared to 1996. The increase was primarily due to an increase in mortgage loans closed, which the Company believes was caused by decreasing interest rates and continued strong consumer confidence, and improved pricing on loans. During 1997, the Company's closed loan volume totaled $293.2 million compared to $274.1 million in 1996.

Operating Expenses

     Operating expenses increased 16% or $5.1 million for 1997 to $36.9 million compared to $31.8 million in 1996. Operating expenses as a percentage of net revenues increased from 90% to 95% for 1996 and 1997, respectively. The increase in operating expense and in operating expense as a percentage of net revenues was primarily due to cost increases of approximately $2.8 million caused by the increase in the Company's overall business, initial operating costs of the company's insurance agency of $200,000 and approximately $2.3 million in increased operating expenses including investments to develop support services such as information systems and marketing.

Interest Expense and Interest Income

     Interest expense increased by $86,000 in 1997 as compared to 1996. The increase for 1997 was primarily due to higher interest expense from borrowings under the mortgage warehouse line of credit that provides financing for mortgage loans originated by the Company partially offset by interest expense decreases from other financing activities. Interest expense from the mortgage warehouse line of credit was $568,000 in 1997 and $460,000 for 1996 and the increase in expense was due to increased loan closings.

     The increase of $270,000 in interest income in 1997 as compared to 1996 was primarily due to an increase in the amount of interest earned from mortgage loans made to mortgage customers in 1997 and higher levels of cash and funds available from operations. Interest earned from mortgage loans to customers was $562,000 and $489,000 in 1997 and 1996, respectively.

Liquidity and Sources of Capital

     The Company's cash balances at December 31, 1998 totaled $6.2 million compared to $2.5 million at December 31, 1997. Cash used in operations was $2.5 million in 1998, and $2.2 million in 1997, compared to cash provided by operations of $7.8 million in 1996. The changes in cash used in or provided by operations in 1998, 1997, and 1996 were primarily due to the increases and decreases in the Company's mortgage loans held for sale which were funded by the Company's mortgage warehouse line of credit with First Union National Bank and by cash generated by net earnings. Net cash used relating to increases in mortgage loans held for sale was $7.9 million and $3.3 million in 1998 and 1997, respectively, compared to net cash provided of $6.8 million in 1996.

     Expenditures for property and equipment totaled $2.3 million in 1998, $1.3 million in 1997, and $1.4 million in 1996. Capital spending during this period was primarily attributed to the Company's investment in improvements to acquired and existing sales offices and upgrades to systems and technology. The Company intends to continue to make expenditures for property and equipment in order to maintain the standards for a quality appearance and processing systems in all of the Company's locations.

     The Company has various credit arrangements with BankBoston, N.A., which were amended in May 1998 to include a $20 million acquisition line of credit and an increase in the Company's revolving line of credit from $3.0 million to $5.0 million. Additionally, the arrangements provide for a term note of $725,000, and an equipment lease line of credit of $4.0 million.

     The outstanding amount of the acquisition line of credit was $5.1 million at December 31, 1998. There was no outstanding amount under the revolving line of credit at December 31, 1998 and the outstanding balance under the revolving line of credit at December 31, 1997 was $1.5 million. The remaining outstanding balance of the term note was $525,000 at December 31, 1998 and $825,000 at December 31, 1997. At December 31, 1998 and 1997, the Company had outstanding balances under lease lines of credit of $2.1 million and $2.2 million, respectively.

     In connection with the mortgage loan activity the Company maintains a $40 million mortgage warehouse line of credit with First Union National Bank that is used to finance mortgage loans that it originates. The credit line had outstanding balances of $23.8 million and $12.2 million at December 31, 1998 and 1997, respectively.

     In May of 1998, the Company authorized an increase in the amount of the Company's stock that may be repurchased under its stock repurchase plan to a total of $1.9 million. As of December 31, 1998, the Company had acquired a total of $1.3 million of stock under the plan, $656,000 of which was acquired during 1998.

     The Company considers its cash flows from operations, combined with its credit arrangements with BankBoston, N.A. and First Union National Bank, to be adequate to fund continuing operations. However, the Company expects to continue to expand its existing businesses, which may include opening new real estate sales offices as well as making investments in or acquiring other real estate and or insurance businesses. As a result, the Company from time-to-time may seek additional or alternate sources of debt or equity financing which may include the issuance of shares of the Company's capital stock.

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

Year 2000 disclosure

     The Year 2000 issue ("Y2000") results from computer programs written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of the Company's operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has completed its assessment of Y2000 risks and a summary of this assessment follows. This assessment should be deemed as a forward looking statement and as such the Company cannot assure that the actual impact of Y2000 on the Company's operating results and the costs to minimize such impact will not be more or less than these identified in the assessment.

     State of readiness and cost: The Company believes that approximately $400,000 will be required to update various hardware systems to prepare for Y2000. The majority of these systems were scheduled for replacement as part of the Company's ongoing technology upgrade. The completion of the hardware upgrade is scheduled to be fully completed by June 1999 with the most critical elements being completed during the first quarter of 1999. As such, the Company does not feel that these upgrades will materially affect the Company's business or capital requirements.

     The Company does not believe the cost to update its information software systems related to Y2000 to be material. Several of the Company's systems, which are not yet Y2000 compliant, are currently in process of being replaced as part of the Company's ongoing technology upgrade. The Company expects to replace these systems prior to September 30, 1999.

     The Company has reviewed the state of readiness of third party vendors and believes that these systems either are compliant or the vendor has plans to make the systems Y2000 compliant.

     Risks: If due to a hardware or software problem the Company's systems were not able to operate due to Y2000, the Company believes it would face the following risks: additional costs to correct the problem and loss of revenue due to an inability to deliver customer services. The Company believes it is taking the necessary steps to eliminate or reduce these risks where possible.

     Contingency Plan: The Company has developed a contingency plan related to the Y2000 issue and will continue to evaluate the plan during 1999.

Inflation

     The Company believes that its revenues per transaction are primarily affected by the increase or decrease in home sale prices. However, the Company's expenses are affected by general price changes, which may not necessarily parallel the changes in home sale prices.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Interest rate risk is the most significant market risk affecting the Company. Interest rate risk is the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest-rate sensitive assets, liabilities and commitments. As part of the Company's interest rate risk management programs, the Company purchases financial instruments and enters into agreements with off-balance sheet risk in the normal course of business to manage its exposure to interest rate risk. The Company uses financial instruments for the purpose of managing interest rate risks to protect the value of its mortgage loans held for sale and mortgage commitment pipeline. Interest rate swaps are also used to convert floating rates to fixed rates. The Company has no market risk sensitive instruments held for trading purposes.

     Management actively monitors and manages its exposure to interest rate risk. Analyses are performed for various interest rate scenarios to capture the expected economic change in market value of rate sensitive assets, liabilities and commitments.

     In the normal course of business, the Company also faces risks that are either nonfinancial and or nonquantifiable. Such risks include credit risk and legal risk and are not included in the following table.

                                           DECEMBER 31, EXPECTED MATURITY DATE
                                       --------------------------------------------
                                             1999            2000          2001
                                       ---------------- ------------- -------------
Rate sensitive assets:
Cash and cash equivalents ............  $ 6,171,000              --            --
Mortgage loans held for sale .........   24,289,000              --            --
Average interest rate ................         6.61%
Originated mortgage servicing
 rights ..............................      103,000       $  96,000     $  84,000
Average interest rate
 (underlying portfolio) ..............         7.01%           7.01%         7.01%

Rate sensitive liabilities:
Long term debt- fixed rate
 (including obligations under
 capital leases) .....................    1,634,000       1,338,000       859,000
Average interest rate ................         8.50%           8.61%         8.83%
Long-term debt-variable rate .........      469,000       1,240,000     1,015,000
Average interest rate ................         8.12%           8.70%         8.75%
Notes payable, bank ..................   23,825,000              --            --
Average interest rate ................         7.25%

Rate sensitive derivative
 financial instruments:
Pay fixed/receive variable
 interest rate swap ..................    5,000,000              --            --
Average pay rate .....................         7.75%
Average receive rate .................         8.13%
Commitments to extend credit:
Rate locked ..........................   41,188,000              --            --
Average interest rate ................         6.89%
Floating rate ........................   21,610,000              --            --
Forward commitments ..................   52,584,000              --            --
Average interest rate ................         6.74%




























                                                         DECEMBER 31, EXPECTED MATURITY DATE
                                       ------------------------------------------------------------------------
                                            2002          2003       Thereafter        Total          Value
                                       ------------- ------------- -------------- -------------- --------------
Rate sensitive assets:
Cash and cash equivalents ............         --            --               --   $ 6,171,000     $ 6,171,000
Mortgage loans held for sale .........         --            --               --    24,289,000      24,656,000
Average interest rate ................
Originated mortgage servicing
 rights .............................. $   73,000     $  63,000       $  339,000       758,000         849,000
Average interest rate
 (underlying portfolio) ..............       7.01%         7.01%            7.01%

Rate sensitive liabilities:
Long term debt- fixed rate
 (including obligations under
 capital leases) .....................    384,000       138,000          175,000     4,528,000       4,528,000
Average interest rate ................       9.18%         8.35%            8.00%
Long-term debt-variable rate .........  1,015,000     1,015,000          846,000     5,600,000       5,600,000
Average interest rate ................       8.75%         8.75%            8.75%
Notes payable, bank ..................         --            --               --    23,825,000      23,825,000
Average interest rate ................

Rate sensitive derivative
 financial instruments:
Pay fixed/receive variable
 interest rate swap ..................         --            --               --     5,000,000              --
Average pay rate .....................
Average receive rate .................
Commitments to extend credit:
Rate locked ..........................         --            --               --    41,188,000          32,000
Average interest rate ................
Floating rate ........................         --            --               --    21,610,000          62,000
Forward commitments ..................         --            --               --    52,584,000        (176,000)
Average interest rate ................

Item 8. Financial Statements and Supplementary Data

     The financial statements and schedules listed in Item 14 hereof and the report of independent auditors included in this report on Pages F-1 through F-22 are incorporated herein by reference.

Item 9. Changes in, and Disagreements with, Accountants on Accounting and Financial Disclosure

     Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The section under the heading "Business Experience of Nominees and Executive Officers" on pages 2 and 3 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1999 is incorporated herein by reference.

Item 11. Executive Compensation and Other Information

     The section under the heading "Executive Compensation and Other Information" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1999 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The section under the heading "Principal Stockholders and Stockholdings of Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1999 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The section under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1999 is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (a) 1. Financial Statements:

                                                                                        Page
                                                                                       -----
Consolidated Balance Sheets--December 31, 1998 and 1997 ..............................  F-2
Consolidated Statements of Income--Years ended December 31, 1998, 1997 and 1996 ......  F-4
Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1998,
 1997 and 1996 .......................................................................  F-5
Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996 ..  F-6
Notes to Consolidated Financial Statements ...........................................  F-7

   2. Financial Statement Schedule:

  Schedule II Valuation And Qualifying Accounts ......................................  F-22

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

 Exhibit No.                                   Description                                   Reference
------------  ----------------------------------------------------------------------------- ----------
10.1          --1992 Stock Option Plan, as amended                                          M-10.1
10.2          --1992 Non-Employee Director Stock Option Plan                                K-10.2
10.4          --Premium Conversion Plan                                                     A-10.6
10.5          --Employment Agreement dated May 20, 1992 with                                A-10.16
                Richard B. DeWolfe
10.6          --Stock Option Agreement dated May 20, 1992 with                              A-10.17
                Richard B. DeWolfe
10.7          --Employment Agreement dated May 20, 1992 with                                A-10.20
                Patricia A. Griffin
10.8          --Employment Agreement dated May 20, 1992 with                                A-10.21
                Paul J. Harrington
10.19         --Employment Agreement dated April 29, 1996 with                              I-10(i)
                James A. Marcotte
10.21         --Employment Agreement dated September 2, 1997 with
                Gail Hayes                                                                  J-10.0
10.23         --1998 Stock option plan, as amended                                          O-A
10.24         --Employment Agreement dated May 14, 1998 with Richard Pucci                  M-10.3

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

              J- Incorporated by reference from the Registrant's Quarterly
                 Report on Form 10-Q for the period ending September 30, 1997. The page or reference set forth herein is the exhibit number in said quarterly report.

              K- Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The page or reference set forth herein is the exhibit number in said report.

              M- Incorporated by reference from the Registrant's Quarterly
                 Report on Form 10-Q for the period ending June 30, 1998. The page or reference set forth herein is the exhibit number in said report.

              O- Incorporated by reference from the Registrant's 1999 Proxy
                 Statement. The reference set forth herein is the exhibit letter in said Proxy Statement.

(b) Reports on Form 8-K.

    None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE DEWOLFE COMPANIES, INC.

                                        By /s/ Richard B. DeWolfe
                                           ------------------------------------
                                           Richard B. DeWolfe, President and
                                           Chief Executive Officer

Date: March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                             Title                          Date
---------------------------   ---------------------------------------   ---------------
/s/ Richard B. DeWolfe        Chairman, Board of Directors,             March 22, 1999
-------------------------     Chief Executive Officer and a
    Richard B. DeWolfe        Director (Principal Executive Officer)


/s/ James A. Marcotte         Chief Financial Officer (Principal
-------------------------     Financial Officer)                        March 22, 1999
    James A. Marcotte


/s/ Paul R. Del Rossi         Director                                  March 22, 1999
-------------------------
    Paul R. Del Rossi


/s/ A. Clinton Allen          Director                                  March 22, 1999
-------------------------
    A. Clinton Allen, III


/s/ R. Robert Popeo           Director                                  March 22, 1999
-------------------------
    R. Robert Popeo

Report of Independent Auditors

The Board of Directors
The DeWolfe Companies, Inc.

We have audited the accompanying consolidated balance sheets of The DeWolfe Companies, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of The DeWolfe Companies, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              ERNST & YOUNG LLP

Boston, Massachusetts
January 29, 1999

                          THE DEWOLFE COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                                  December 31,
                                                                          -----------------------------
                                                                               1998           1997
                                                                          -------------- --------------
Current Assets
 Cash and cash equivalents ..............................................  $  6,171,000   $  2,542,000
 Commissions receivable, net of allowance of $826,000 at
  December 31, 1998 and $611,000 at December 31, 1997 ...................    17,227,000     12,490,000
 Mortgage loans held for sale ...........................................    24,289,000     12,508,000
 Notes and advance receivable from stockholders .........................        66,000         91,000
 Prepaid expenses and other current assets ..............................       548,000        522,000
                                                                           ------------   ------------
  Total Current Assets ..................................................    48,301,000     28,153,000

Property and Equipment
 Land ...................................................................        80,000         80,000
 Building and improvements ..............................................       771,000        771,000
 Furniture and equipment ................................................     8,177,000      8,049,000
 Leasehold improvements .................................................     3,379,000      3,714,000
                                                                           ------------   ------------
                                                                             12,407,000     12,614,000
 Accumulated depreciation and amortization ..............................    (5,622,000)    (6,374,000)
                                                                           ------------   ------------
 Net Property and Equipment .............................................     6,785,000      6,240,000

Other Assets
 Note receivable from affiliate .........................................        51,000         51,000
 Excess of cost over value in net assets acquired, net of accumulated amortization of $1,206,000 at December 31, 1998 and $807,000 at
   December 31, 1997 ....................................................     6,568,000      1,709,000
 Non-compete and consulting agreements, net of accumulated
   amortization of $1,071,000 at December 31, 1998 and
   $1,014,000 at December 31, 1997 ......................................       368,000        670,000
 Trade name, net of accumulated amortization of $239,000 at
   December 31, 1998 and $213,000 at December 31, 1997 ..................       131,000        157,000
 Originated mortgage servicing rights, net ..............................       758,000        297,000
 Deposit for acquisition ................................................            --      1,500,000
 Net deferred tax assets ................................................       241,000        490,000
 Security deposits and other assets .....................................       449,000        350,000
                                                                           ------------   ------------
                                                                              8,566,000      5,224,000
                                                                           ------------   ------------
                                                                           $ 63,652,000   $ 39,617,000
                                                                           ============   ============

                 See notes to consolidated financial statements

                          THE DEWOLFE COMPANIES, INC.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         December 31,
                                                                 -----------------------------
                                                                      1998           1997
                                                                 -------------- --------------
Current Liabilities
 Note payable--bank ............................................  $ 23,825,000   $12,194,000
 Commissions payable ...........................................    11,643,000     8,452,000
 Accounts payable ..............................................     1,216,000       376,000
 Dividend payable ..............................................       389,000            --
 Accrued expenses ..............................................     2,916,000     1,594,000
 Deferred mortgage fee income ..................................       216,000       231,000
 Current portion of long-term debt .............................       896,000       446,000
 Current portion of obligations under capital leases ...........     1,037,000       962,000
                                                                  ------------   -----------
  Total Current Liabilities ....................................    42,138,000    24,255,000

Long-term debt, net of current portion .........................     7,091,000     2,774,000
Obligations under capital leases, net of current portion .......     1,104,000     1,230,000
Non-compete agreements and consulting agreements payable .......       248,000       560,000
                                                                  ------------   -----------
  Total Liabilities ............................................    50,581,000    28,819,000

Commitments and Contingencies

Stockholders' Equity
 Preferred Stock, $1.00 par value; 3,000,000 authorized;
  None outstanding
 Common Stock, $.01 par value; 10,000,000 shares authorized;
  3,474,108 shares issued at December 31, 1998 and 3,379,082
  shares issued at December 31, 1997 ...........................        35,000        34,000
 Additional paid-in capital ....................................     6,842,000     6,488,000
 Treasury Stock (251,611 shares at December 31, 1998 and
  143,211 shares at December 31, 1997), at cost ................    (1,439,000)     (783,000)
 Notes receivable from sale of stock ...........................      (270,000)           --
 Retained earnings .............................................     7,903,000     5,059,000
                                                                  ------------   -----------
  Total Stockholders' Equity ...................................    13,071,000    10,798,000
                                                                  ------------   -----------
                                                                  $ 63,652,000   $39,617,000
                                                                  ============   ===========

                 See notes to consolidated financial statements

                          THE DEWOLFE COMPANIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      Years Ended December 31,
                                                          -------------------------------------------------
                                                                1998             1997             1996
                                                          ---------------   --------------   --------------
 Revenues:
  Real estate brokerage ...............................  $129,735,000       $99,711,000      $89,249,000
  Mortgage revenues ...................................     4,680,000         2,822,000        2,563,000
  Other revenues ......................................     1,005,000           611,000          462,000
                                                          ------------      ------------     ------------
  Total Revenues ......................................   135,420,000       103,144,000       92,274,000
  Commission Expense ..................................    83,565,000        64,111,000       56,695,000
                                                          ------------      ------------     ------------
  Net Revenues ........................................    51,855,000        39,033,000       35,579,000

 Operating Expenses:
  Compensation and benefits ...........................    19,546,000        15,474,000       13,553,000
  Facilities ..........................................     6,289,000         5,392,000        4,865,000
  General and administrative ..........................    10,871,000         8,367,000        6,690,000
  Marketing and promotion .............................     6,610,000         5,953,000        5,312,000
  Communications ......................................     1,890,000         1,477,000        1,376,000
  Office closings, restructuring, and asset
   writedown ..........................................            --           250,000               --
  Acquisition related costs ...........................       405,000                --               --
                                                          ------------      ------------     ------------
  Total Operating Expenses ............................    45,611,000        36,913,000       31,796,000
                                                          ------------      ------------     ------------
  Operating Income ....................................     6,244,000         2,120,000        3,783,000

 Other Income (Expenses):
  Interest expense ....................................    (2,052,000)       (1,147,000)      (1,061,000)
  Interest income .....................................     1,642,000           973,000          703,000
                                                          ------------      ------------     ------------

 Income Before Income Taxes ...........................     5,834,000         1,946,000        3,425,000
  Income Taxes ........................................     2,601,000           876,000        1,495,000
                                                          ------------      ------------     ------------
 Net Income ...........................................   $ 3,233,000       $ 1,070,000      $ 1,930,000
                                                          ============      ============     ============
 Earnings per Share ...................................   $      0.99       $       .33      $       .58
 Earnings per Share-assuming dilution ................   $      0.95       $       .32      $       .57

 Average shares outstanding ...........................     3,251,000         3,271,000        3,311,000
 Average shares outstanding-assuming dilution .........     3,394,000         3,344,000        3,409,000

                 See notes to consolidated financial statements

                          THE DEWOLFE COMPANIES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                       Additional       Treasury           Notes
                                            Common      Paid-in          Stock        Receivable from     Retained
                                             Stock      Capital         at Cost        Sale of Stock      Earnings
                                          ---------- ------------- ----------------- ----------------- --------------
Balance at December 31, 1995 ............ $ 33,000   $ 6,116,000   $    (15,000)                --     $2,059,000
 Issuance of Common Stock ...............    1,000       259,000             --                 --             --
 Purchase of Treasury Shares ............       --            --       (191,000)                --             --
 Net Income .............................       --            --             --                 --      1,930,000
                                          --------   -----------   ------------         ----------     -----------
 Balance at December 31, 1996 ........... $ 34,000   $ 6,375,000   $   (206,000)                --     $3,989,000
 Issuance of Common Stock ...............       --       113,000             --                 --             --
 Purchase of Treasury Shares ............       --            --       (577,000)                --             --
 Net Income .............................       --            --             --                 --      1,070,000
                                          --------   -----------   ------------         ----------     -----------
 Balance at December 31, 1997 ........... $ 34,000   $ 6,488,000   $   (783,000)                --      5,059,000
 Issuance of Common Stock ...............    1,000       354,000             --                 --             --
 Purchase of Treasury Shares ............       --            --       (656,000)                --             --
 Notes Receivable from Sale of Stock.....                                               $ (270,000)
 Cash Dividends Declared on
  Common Stock ($0.12 per share).........       --            --             --                 --       (389,000)
 Net Income .............................       --            --             --                 --      3,233,000
                                          --------   -----------   ------------         ----------     -----------
 Balance at December 31, 1998 ........... $ 35,000   $ 6,842,000   $ (1,439,000)        $ (270,000)    $7,903,000
                                          ========   ===========   ============         ==========     ===========

                See notes to consolidated financial statements

                          THE DEWOLFE COMPANIES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          Year Ended December 31,
                                                           -----------------------------------------------------
                                                                  1998              1997              1996
                                                           ----------------- ----------------- -----------------
 OPERATING ACTIVITIES
 Net Income .............................................. $  3,233,000      $  1,070,000      $  1,930,000
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
 Deferred income tax .....................................      338,000           (87,000)         (250,000)
 Depreciation ............................................    3,037,000         2,475,000         1,914,000
 Amortization ............................................      919,000           603,000           629,000
 Additions to valuation allowance for mortgage
  servicing rights .......................................      108,000             9,000                --
 Gain on sale of mortgage loans, net .....................   (4,596,000)       (2,773,000)       (2,556,000)
 Office closings, restructuring and asset write down .....           --           250,000                --
 Change in Assets and Liabilities:
 (Increase) decrease in commissions receivable ...........   (2,936,000)           99,000        (1,173,000)
 Decrease (increase) in prepaid expenses and
  other current assets ...................................    1,715,000          (118,000)         (149,000)
 Increase in security deposits and other assets ..........     (188,000)         (137,000)         (378,000)
 Mortgage loans held for sale ............................ (355,931,000)     (203,109,000)     (164,421,000)
 Proceeds from mortgage loans sales ......................  348,075,000       199,842,000       171,200,000
 Increase in commissions payable .........................    2,215,000             1,000           956,000
 Increase (decrease) in accounts payable and
  accrued expenses .......................................    1,535,000          (389,000)           79,000
 (Decrease) increase in deferred mortgage fee income .....      (15,000)           29,000            59,000
                                                           ------------      ------------      ------------
 Total Adjustments .......................................   (5,724,000)       (3,305,000)        5,910,000
                                                           ------------      ------------      ------------
 Cash (used in) provided by operating activities .........   (2,491,000)       (2,235,000)        7,840,000

 INVESTING ACTIVITIES
 Expenditures for business combinations, net of
  cash acquired ..........................................   (4,997,000)       (1,625,000)               --
 Expenditures for property and equipment .................   (2,274,000)       (1,307,000)       (1,353,000)
                                                           ------------      ------------      ------------
 Cash used in investing activities .......................   (7,271,000)       (2,932,000)       (1,353,000)

 FINANCING ACTIVITIES
 Net borrowings under lines of credit ....................   (1,500,000)        1,500,000          (400,000)
 Net borrowings (repayments) on notes payable-bank........   11,631,000         5,619,000        (4,149,000)
 Borrowing on acquisition line of credit .................    5,075,000                --                --
 Notes receivable from stockholders ......................       25,000           (25,000)               --
 Notes receivable from sale of stock .....................     (270,000)               --                --
 Proceeds from issuance of long-term debt ................      856,000                --                --
 Repayment of long-term debt .............................   (2,125,000)       (1,507,000)       (1,235,000)
 Issuance of common stock ................................      355,000           113,000           209,000
 Purchase of treasury stock ..............................     (656,000)         (577,000)         (191,000)
                                                           ------------      ------------      ------------
 Cash provided by (used in) financing activities .........   13,391,000         5,123,000        (5,766,000)

 NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .......................................    3,629,000           (44,000)          721,000
                                                           ------------      ------------      ------------
 Cash and cash equivalents at beginning of year ..........    2,542,000         2,586,000         1,865,000
 CASH AND CASH EQUIVALENTS AT END OF YEAR                  $  6,171,000      $  2,542,000      $  2,586,000
                                                           ============      ============      ============
 Supplemental disclosure of non-cash activities:
 Leases capitalized ...................................... $    919,000      $    840,000      $    785,000
 Supplemental disclosure of cash flow information:
 Cash paid for interest .................................. $  1,989,000      $  1,130,000      $  1,110,000

                See notes to consolidated financial statements

                          THE DEWOLFE COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A--Summary of Business Operations and Significant Accounting Policies

Business Operations

     The DeWolfe Companies, Inc. (together with its subsidiaries, "the Company") is a provider of integrated homeownership services, primarily engaged in the business of providing sales and marketing services to consumers in connection with residential real estate transactions in Massachusetts, New Hampshire, Rhode Island, Maine, and Connecticut. In addition, the Company originates and services residential mortgage loans, provides corporate and employee relocation services and other related services to a variety of clients, and provides insurance products to its homeownership customers.

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

     Mortgage loan origination revenues, offset by direct loan origination costs, are deferred and the net amount is recognized as a component of gain on sale of mortgage loans when the sale of the loan has been consummated. Mortgage loan origination revenue consists primarily of loan origination, application and investor fees paid by the borrowers, originated mortgage servicing rights capitalized and service release premiums paid by the investors. Direct loan origination costs consist of commissions paid to the Company's mortgage consultants and appraisal fees and credit report fees paid to third parties. Interest on mortgage loans held for sale is recorded in income as earned.

     Originated mortgage servicing rights are based on their fair value and are amortized in proportion to, and over the period of, estimated net servicing income. Amortization is adjusted prospectively to reflect changes in prepayment experience. The Company periodically evaluates and measures the value of the servicing rights to determine impairment. In determining the value, the Company stratifies the servicing rights based on the predominant risk characteristics of the underlying loans. The characteristics that the Company uses are interest rate, date of origination and loan term. Impairment is recognized in a valuation allowance in the period of impairment.

     Servicing income represents net fees earned for servicing real estate mortgage loans owned by outside investors and is recorded as income when earned.

     Insurance revenue is generally recorded as of the effective date of the insurance policy. Contingent revenue is recorded in income when received.

Mortgage Loans Held for Sale

     Mortgage loans held for sale are carried at the lower of cost or market determined on a net aggregate basis. The carrying value of mortgage loans is adjusted by realized gains and losses generated from corresponding hedging transactions in the form of forward commitments.

Forward Commitments

     Forward commitments are used to protect the value of mortgage loans held for sale and loan applications with interest rate commitments from increases in interest rates. Hedging gains and losses realized, relating to the interest rate committed applications and mortgage loans held for sale, are deferred into the carrying value of the mortgage loans held for sale and are recognized at the time the loan is sold.

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

Excess of Cost Over Value in Net Assets Acquired and Trade Names

     The excess of cost over value in net assets of companies acquired and trade names are being amortized using the straight-line method over fifteen to twenty-year periods and are reviewed on an ongoing basis by the Company's management based on several factors, including the Company's projection of undiscounted operating cash flows from such acquisitions. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of the excess of cost over value in net assets acquired and trade names to its estimated fair value.

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

Advertising

     Advertising costs are expensed as incurred and are classified as Marketing and promotion on the accompanying Consolidated Statements of Income.

Income Taxes

     Income taxes have been provided using the liability method in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes."

Statement of Cash Flows

     For purposes of the statement of cash flows, cash includes cash and short-term highly liquid investments with original maturities of three months or less.

Earnings per Share and Earnings per Share assuming dilution

     In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings per Share". SFAS No. 128 requires the dual presentation of earnings per share and earnings per share-assuming dilution on the face of the income statement and a reconciliation of the numerator and denominator of the earnings per share computation to the numerator and denominator of the earnings per share--assuming dilution computation. Earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Earnings per share--assuming dilution reflects the assumed conversion of all dilutive securities, such as options and warrants.

Comprehensive Income

     Effective January 1, 1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS 130 had no impact on the Company's financial condition or results of operations for the year ended December 31, 1998 as the Company had no items of comprehensive income.

Segment Information

     The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" for the fiscal year ended December 31, 1998. SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires these companies report selected information about operating segments in interim financial reports. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note L of Notes to Consolidated Financial Statements.

New Accounting Pronouncement

     In 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 must be adopted for the Company's year 2000 financial statements. The Company anticipates that SFAS 133 will have no impact on the Company's financial condition or results of operations.

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

Note B--Acquisitions

     The Company has expanded its operations through the acquisition of 7 independent real estate agencies in the three year period ended December 31, 1998 (4 in 1998 and 3 in 1997). Additionally, in May 1998, DeWolfe Insurance Agency, Inc. acquired the personal lines business of the Curtin Insurance Agency, Inc., which included approximately 5,000 policyholders. These acquisitions have been accounted for by the purchase method. There were no acquisitions in the year ended December 31, 1996.

     In some of these acquisitions, the Company acquired the respective business under a non-competition, consulting, and cooperation agreement with the acquired firm's principal which provided for contingent cash payments to such principal in exchange for the principal's fulfillment of the terms of the agreement and based upon the net commission income derived from the acquired firm's sales offices during the term of the agreement. The Company does not expect these contingent amounts to be material to the financial statements. The contingent payments, if any, are expensed as incurred. In other cases the purchase price was paid primarily with cash or the issuance of the Company's stock.

     On January 16, 1998, the Company acquired 100% of the stock of DDD and its wholly owned subsidiary, The Heritage Group, Inc., for $4,000,000. The acquisition was funded through a credit facility provided by BankBoston, N.A.

     The total purchase price of the acquisitions in 1998 was $6,078,000 in cash and guaranteed payments, plus contingent payments not to exceed $150,000, to be paid if certain operating goals are reached. The total purchase price of the acquisitions in 1997 was $288,000, and there were no contingent payments in 1997. The acquisitions in 1998 were funded by borrowings from the Company's acquisition line of credit and by loans from the principals of the acquired companies. The acquisitions in 1997 were funded by the Company's operating cash. The Company recorded the present value of estimated payments to be made pursuant to non-competition and consulting agreements related to acquisitions of $99,000 in 1998 and $164,000 in 1997. Additionally, during 1998 as a result of the Company's acquisitions, the Company recorded the excess of cost over value in net assets acquired of $5,300,000. There was no excess of cost over value in net assets acquired recorded for the 1997 acquisitions. Acquisition related costs of $405,000 were incurred in 1998. Acquisition related costs in 1997 were not material.

     The Company's consolidated results of operations for the year ended December 31, 1998 on a pro forma basis assuming the DDD acquisition has occurred as of January 1, 1997 are not materially different from the Company's consolidated results of operations due to the date of the acquisition and, as such, are not presented. The Company's unaudited consolidated results of operations for the year ended December 31, 1997 on a pro forma basis, assuming the DDD acquisition had occurred as of January 1, 1997, are as follows:

                                                               Year Ended
                                                            December 31, 1997
          (in thousands except per share amounts)           -----------------
          Revenues .....................................       $116,842
          Net Income ...................................          1,312
          Earnings Per Share ...........................           0.40
          Earnings Per Share Assuming Dilution .........           0.39

     During the first quarter of 1999, the Company has acquired or has agreed to acquire Leighton Real Estate in Connecticut, J.W. Riker Northern Rhode Island, Inc., in Rhode Island, Mark Stimson Associates and Mark Stimson Real Estate Network, Inc., in Maine. The combined purchase price of these acquisitions is projected to be $5,056,000 in cash and guaranteed payments, plus contingent payments not to exceed $1,600,000. The acquisitions were funded by borrowings from the Company's acquisition line of credit and by loans from the principals of the acquired companies.

Note C--Related Party Transactions

     The Company has various advances and notes receivables with related parties as described below.

                                                           Balance as of December 31,
                                                               1998          1997
                                                           -----------   -----------
Advance receivable from the Company's
principal stockholder, due on demand, with
interest at prime plus one half percent. ...............   $ 66,000      $ 66,000

Promissory note receivable from the Company's
principal stockholder, due on December 24,
1998 with interest at prime plus 0.25 percent. .........         --        25,000

Note receivable from the Company's principal
stockholder, with interest at prime plus 0.25
percent. The proceeds were used to purchase
the Company's stock. The note is secured by a
pledge of certain shares of common stock of
the Company. The note receivable is carried as
a reduction of stockholders' equity. ...................    186,000            --

Note receivable from an executive officer of the
Company, with interest at prime plus 0.25
percent. The proceeds were used to purchase
the Company's stock. The note is secured by a
pledge of certain shares of common stock of
the Company. The note receivable is carried as
a reduction of stockholders' equity. ...................     84,000            --

Note receivable from an entity controlled by the
Company's principal stockholder. The note is
collateralized by a mortgage lien on the
commercial property that is also leased to the
Company. The Company provided rent
payments for this property of $38,000 in 1998,
$46,000 in 1997, and $46, 000 in 1996...................     51,000        51,000
                                                           --------      --------
                                                           $387,000      $142,000
                                                           ========      ========

Note D--Indebtedness

     The Company has a $40 million mortgage warehouse line of credit with First Union National Bank to provide financing for mortgage loans that it originates. The credit line is collaterized by all mortgage notes receivable, bears interest at the lesser of the Federal Funds rate plus 1.75% or the Prime rate and is payable on demand. The lower of the 2 rates was 7.25% at December 31, 1998. The balances due at December 31, 1998 and at December 31, 1997 were $23,825,000 and $12,194,000, respectively.

     The Company has various credit arrangements with BankBoston, N.A., which were amended in May 1998 to include a $20.0 million acquisition line of credit and an increase in the Company's revolving line of credit from $3.0 million to $5.0 million. Additionally, the arrangements provide for a term note of $725,000 and an equipment lease line of credit of $4.0 million. The credit agreements require the Company to obtain the written consent of the lender prior to paying dividends.

                                                                                   1998            1997
The following table describes the detail of the indebtedness.                 -------------   -------------
Note payable (acquisition facility note) maturing on October 30, 2004.
The note requires interest only payments at the BankBoston, N.A.
prime rate plus 0.25% (8.00% at December 31, 1998) until October 30,
1999 (see "interest rate swap" information below). On October 30,
1999, at the Company's option, the interest rate will be either the
BankBoston prime rate plus 1.0% or a fixed rate of interest specified by BankBoston, N.A. on October 29, 1999. The principal balance of the note on October 30, 1999 will be due in sixty installments as follows: 59 equal principal installments each equal in amount to the principal balance on October 30, 1999 divided by sixty and one final principal installment in an amount equal to the then unpaid principal amount of all acquisition facility loans. This note is secured by all personal and real property of the Company, except for the assets of
DeWolfe Mortgage Services, Inc. ...........................................   $5,075,000              --

Note payable (revolving line of credit) maturing on April 30, 2001. The note requires monthly interest only payments, based on the Company's option, of either the BankBoston, N.A. prime rate plus 0.25% or the
LIBOR rate plus 2.25%. This note is secured by all personal and real property of the Company, except for the assets of DeWolfe Mortgage
Services, Inc. ............................................................           --      $1,500,000

Note payable (term note) maturing September 30, 2000 payable in monthly principal installments of $25,000 plus interest at the
BankBoston, N.A. prime rate plus 0.25% (8.00% at December 31,
1998). The note is secured by all personal and real property of the
Company, except for the assets of DeWolfe Mortgage Services, Inc. .........      525,000         825,000

Promissory notes payable (due to principals of companies acquired in
1998) in monthly principal and interest of $19,468 and quarterly principal and interest payments of $15,625 at interest rates ranging
from 7.50% to 8.50% maturing between August, 2000 and May, 2003. ..........      840,000              --

Chattel promissory note payable maturing December, 2001. The note requires monthly principal and interest payments of $16,977 and bears interest at 7.20%. The note is secured by the underlying furniture and
equipment. ................................................................      535,000              --

Mortgage note payable in monthly principal and interest payments of
$4,297 to maturity on May 1, 2009 with interest at 8.00%. The note is
secured by land and building housing the Westford sales office. ...........      319,000         338,000

Mortgage note payable in monthly principal and interest payments of
$4,152 to maturity on May 25, 1999 with interest at 9%. The note is secured by a second mortgage on land and building housing the
Westford sales office. ....................................................       16,000          62,000

Unsecured note payable in monthly principal and interest payments of approximately $11,000, maturing in February, 2003 with interest at
14.3%. This note is guaranteed by the president and principal
stockholder. ..............................................................      415,000         480,000

Unsecured note payable in monthly principal and interest payments of
$2,500 at 10.0%. This note matured in June 1998 and was guaranteed
by the president and principal stockholder. ...............................           --          15,000

Unsecured payment plan agreement with Oracle Credit Corporation payable in quarterly principal and interest payments of $31,864 with
interest at 7.50%. ........................................................      262,000              --

Obligations under capital leases (Note E) .................................    2,141,000       2,192,000
                                                                              ----------      ----------
                                                                              10,128,000       5,412,000
Less current portion ......................................................    1,933,000       1,408,000
                                                                              ----------      ----------
                                                                              $8,195,000      $4,004,000
                                                                              ==========      ==========

     The Company has entered into an interest rate swap agreement in the notional amount of $5,000,000 to reduce the impact of increases in the interest rate on its borrowings under its variable rate acquisition line of credit with BankBoston, N.A. The agreement effectively entitles the Company to receive or requires the Company to pay the amount, if any, by which the Company's interest payment on borrowings under the facility up to $5,000,000 exceed or are less than 7.75%. Payments received or paid as a result of the swap are accrued as a reduction of, or an increase to, interest expense on the variable rate line of credit.

     The carrying amounts of the Company's borrowings approximate their fair value. Aggregate annual maturities of long-term debt as of December 31, 1998 are as follows:

  1999 .......................   $ 2,103,000
  2000 .......................     2,578,000
  2001 .......................     1,874,000
  2002 .......................     1,399,000
  2003 .......................     1,153,000
  Thereafter .................     1,021,000
                                 -----------
                                 $10,128,000
                                 ===========

Note E--Commitments and Contingencies

Non-Competition and Consulting Agreements

     In connection with the acquisition of the assets of various real estate agencies, the Company entered into non-competition, consulting, and cooperation agreements that expire at various dates through July, 2001. Future payments, as called for in the agreements, are contingent upon the fulfillment of the terms of these agreements by the sellers and provide for certain percentage payments of the net commission income of various sales office locations. During 1998, 1997, and 1996, these payments were $519,000, $481,000, and $769,000, respectively. Contingent payments are expensed when paid.

     The annual commitment for these payments, assuming the contracted commitments are fulfilled, will be approximately $194,000 in 1999, $65,000 in 2000, and $7,000 in 2001.

Funds Held in Escrow

     The Company acts as escrow agent in connection with the performance of its real estate services. Accordingly, the Company held escrow funds totaling $12,856,000 and $8,722,000 at December 31, 1998 and 1997, respectively. These funds are not recorded in the Company's financial statements.

Lease Commitments

     The Company leases office facilities under operating leases that expire at various dates through 2004. The Company anticipates renewing or replacing leases that expire in the normal course of business. The terms of the leases provide for the payment of minimum annual rentals and generally for the payment of insurance, maintenance, and certain other operating expenses.

     The Company also leases various items of equipment used for sales and administrative activities. The leases expire at various dates through 2003. Leases that meet criteria for capitalization have been recorded as capital leases.

     The following is a schedule of the future minimum payments under operating and capital leases for each of the five years in the period ending December 31, 2003 and thereafter:

                                                                                Capital         Operating
                                                                                 Leases          Leases
                                                                             -------------   --------------
1999 .....................................................................   $1,172,000      $ 4,501,000
2000 .....................................................................      738,000        3,802,000
2001 .....................................................................      329,000        2,646,000
2002 .....................................................................       98,000        2,126,000
2003 .....................................................................       24,000        1,472,000
Thereafter ...............................................................           --          546,000
                                                                             ----------      -----------
Total minimum lease payments .............................................   $2,361,000      $15,093,000
Less amount representing interest at various rates from 7% to 21% ........      220,000
                                                                             ----------
Present value of minimum lease payments ..................................   $2,141,000
                                                                             ==========

     Rent expense under the non-cancelable operating leases was $4,800,000 in 1998, $4,095,000 in 1997 and $3,730,000 in 1996.

     Equipment and improvements recorded under capital leases, which are included with company-owned property and equipment at December 31, 1998 and December 31, 1997, totaled $2,282,000 and $2,577,000, respectively, net of accumulated amortization at that date of $2,544,000 and $2,567,000, respectively.

Commitments and Contingencies with Off-Balance Sheet Risk

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit to customers and forward commitments to sell mortgage loans to investors. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company uses the same credit policies in making commitments and conditional obligations as it does for making loans. In the opinion of management, the Company's outstanding commitments do not reflect any unusual risk.

     The contract or notional amount of commitments outstanding at December 31, 1998 and 1997 are as follows:

                                                                                December 31
                                                                           1998             1997
                                                                      --------------   --------------
Financial instruments whose contract amounts represent credit risk:
 Commitments to extend credit .....................................   $62,798,000      $46,741,000
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
 Forward commitments ..............................................   $52,584,000      $49,316,000

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

     The Company customarily sells, without recourse, all its mortgage loan production to investors.

Other Contingencies

     The Company is currently a defendant in certain litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the financial condition of the Company.

Note F--Fair Value of Financial Instruments

     The following table represents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997.

                                                       1998                          1997
                                           ----------------------------- -----------------------------
                                              Carrying         Fair         Carrying         Fair
                                               Amount          Value         Amount          Value
                                           -------------- -------------- -------------- --------------
Financial Liabilities:
Cash and cash equivalents ................  $ 6,171,000    $ 6,171,000    $ 2,542,000    $ 2,542,000
Mortgage loans held for sale .............   24,289,000     24,656,000     12,508,000     12,683,000
Originated mortgage servicing rights .....      758,000        849,000        297,000        411,000
                                            -----------    -----------    -----------    -----------
Total financial assets ...................  $31,218,000    $31,676,000    $15,347,000    $15,636,000
                                            ===========    ===========    ===========    ===========
Financial Liabilities:
Long term debt ...........................  $10,128,000    $10,128,000    $ 5,412,000    $ 5,412,000
Notes payable bank .......................   23,825,000     23,825,000     12,194,000     12,194,000
                                            -----------    -----------    -----------    -----------
Total financial liabilities ..............  $33,953,000    $33,953,000    $17,606,000    $17,606,000
                                            ===========    ===========    ===========    ===========

Estimation of Fair Values

     The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments shown above and the Company's commitment to extend credit and forward commitments.

Cash and cash equivalents

     The fair value of cash and cash equivalents is considered to approximate the carrying amount as a result of the highly liquid and short-term nature of the instruments.

Mortgage loans held for sale

     The fair value of mortgage loans held for sale was determined based upon quoted market prices for loans to be sold.

Originated mortgage servicing rights

     The fair value of mortgage servicing rights is determined using a valuation model that calculates the present value of estimated expected future net servicing cash flows. The Company utilized assumptions that market participants would use in their estimates of future servicing income and expense. The significant assumptions utilized in the valuation were discount rate, prepayment estimates, and cost to service.

Notes payable bank and long term debt

     The fair value of the notes payable bank is stated at carrying amount as a result of the short-term nature of the instruments and their variable interest rates. Long term debt is stated at carrying amount as a result of the rates on these obligations approximating market.

Commitment to extend credit

     The fair value of mortgage commitments to extend credit is estimated by comparing the Company's cost to acquire mortgages to the current price for similar mortgage loans, taking into account the terms of the commitments and creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between the current levels of interest rates and the committed rates. The fair value of the Company's commitment to extend credit was $94,000 and $82,000 at December 31, 1998 and 1997, respectively.

Forward commitments

     The fair value of forward commitments is the estimated amount that the Company would receive or pay to terminate the forward commitments at the reporting date based on market prices for similar financial instruments. The fair value of the Company's forward commitments were losses of $176,000 and $62,000 at December 31, 1998 and 1997, respectively. The fair value estimates of the Company's forward commitments are estimated without consideration of the future earnings attribute to loans that have been or will be originated to satisfy the forward commitments.

Note G--Retirement Plans

     Effective December 1, 1996, the Company established a qualified 401k retirement plan for the benefit of eligible employees. The Company has made discretionary contributions to the plan by matching 25% of employee contributions (up to 6% of individual employee compensation) in 1998 and 1997. The Company contributed $162,000 to this plan in 1998 and $145,000 in 1997.

     The Company also maintained a qualified defined contribution plan, the Profit-Sharing Retirement Plan, for the benefit of eligible employees. The Company terminated this plan and distributed all plan assets to plan participants in 1998. The plan provided that the Company would make contributions out of current or accumulated earnings in such amount as the Board of Directors would determine on or before December 31 of each year. The contribution each year would in no event exceed the maximum allowable under applicable provisions of the Internal Revenue Code. The Company did not make contributions to the plan for the years ended December 31, 1998, 1997, and 1996. Plan assets totaled approximately $146,000 at December 31, 1997 and $137,000 at December 31, 1996.

Note H--Income Taxes

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                      1998        1997
                                                  ----------- -----------
       Deferred tax assets (liabilities):
       Allowances for doubtful accounts .........  $  31,000   $  62,000
       Book over tax depreciation ...............    227,000     443,000
       Deferred acquisition costs ...............    (17,000)    (15,000)
                                                   ---------   ---------
       Net deferred tax assets ..................  $ 241,000   $ 490,000
                                                   =========   =========

     The provision for income taxes for 1998, 1997 and 1996 consisted of the following:

                            1998                     1997                        1996
                  ------------------------ ------------------------- ----------------------------
                     Current     Deferred    Current      Deferred      Current       Deferred
                  ------------- ---------- ----------- ------------- ------------- --------------
Federal .........  $1,861,000    $101,000   $674,000     $ (44,000)   $1,483,000     $ (213,000)
State ...........     402,000     237,000    289,000       (43,000)      262,000        (37,000)
                   ----------    --------   --------     ---------    ----------     ----------
Total ...........  $2,263,000    $338,000   $963,000     $ (87,000)   $1,745,000     $ (250,000)
                   ==========    ========   ========     =========    ==========     ==========

     The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes. The items causing the difference are as follows:

                                               1998           1997           1996
                                           -------------   -----------   ----------
Tax expense at statutory rate ..........   $1,982,000      $662,000      $1,165,000
State income tax .......................      422,000       230,000         216,000
Permanent differences ..................      154,000        47,000          49,000
Other ..................................       43,000       (63,000)         65,000
                                           ----------      --------      ----------
                                           $2,601,000      $876,000      $1,495,000
                                           ==========      ========      ==========

Note I--Concentration of Credit Risk

     The Company sells its services to homeowners and buyers. The Company is affected by the cyclical nature of the residential real estate industry and the availability of financing for the homebuyer.

Note J--Stockholders' equity

     The Company established a policy in 1993 pursuant to which one share of common stock is issued as a bonus under the Company's Company Stock Purchase Plan to each employee, consultant, sales associate, or advisor who joins the Company, subject to a ninety-day waiting period. During 1996, 1997 and 1998, 347, 425 and 709 shares, respectively, were issued pursuant to this policy. The total value of these shares amounted to $2,000 in 1996, $2,000 in 1997 and $5,000 in 1998 using as a value the closing sale price of the common stock on the American Stock Exchange on the day immediately preceding the date of issuance.

     In 1996, the Company approved a stock repurchase plan authorizing the Company to repurchase shares of its common stock in the open market or in private transactions. In May of 1998, the Company authorized an increase in the amount of the Company's stock that may be repurchased under the repurchase plan to a total of $1.9 million. At December 31, 1998, 231,548 shares at a cost of $1,319,000 had been acquired under this plan, of which 108,400 shares at a cost of $656,000 were acquired in 1998, 108,048 shares at a cost of $577,000 were acquired in 1997, and 15,100 shares at a cost of $86,000 were acquired in 1996.

     In 1998, the Company issued notes receivable to the Company's principal stockholder and to an executive officer totaling $270,000. The proceeds from these transactions were used to purchase the Company's stock. The notes receivable are carried as a reduction of stockholders' equity.

     The Company has various stock option plans under which shares of common stock may be granted to key employees, consultants, sales associates, advisers, and directors of the Company. Options granted under the plans are non-qualified or incentive stock options, and are granted at a price that is not less than the fair market value of the common stock at the date of grant. These options have lives of five or ten years and vest over periods from zero to four years. Options available for future grant under these plans totaled 138,809 at December 31, 1998.

     At December 31, 1998 and 1997 the Company had 500,000 warrants outstanding with exercise prices ranging from $6 to $9 per share, which expire October 4, 1999. At December 31, 1996 the Company had 590,000 warrants outstanding with exercise prices ranging from $6 to $9 per share.

     Pursuant to the requirements of FAS 123, the following are the pro forma net income and net income per share amounts for 1998, 1997, and 1996, as if the compensation cost for the stock option and stock purchase plans had been determined based upon the fair value at the grant date for grants in 1998, 1997, and 1996.

                                  1998                           1997                           1996
                     ------------------------------- ----------------------------- -------------------------------
                       As reported      Pro Forma      As reported     Pro Forma     As reported      Pro Forma
                     --------------- --------------- --------------- ------------- --------------- ---------------
Net Income             $3,233,000      $2,952,000      $1,070,000      $960,000      $1,930,000      $1,856,000
Earnings per share     $     0.99      $     0.91      $     0.33      $   0.29      $     0.58      $     0.56
Earnings per share-
 assuming dilution     $     0.95      $     0.87      $     0.32      $   0.29      $     0.57      $     0.54

     The above pro forma estimates were made using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of the 1998 options: risk free interest rate of 4.45%, expected volatility of
 .303, expected dividend yield of 0% and an estimated life of the options of 5 and 10 years based on the grant.

     The values estimated related to options are based on management estimates in conjunction with the Black-Scholes valuation model and may not reflect actual values of these options.

     A summary of stock option and warrant transactions for the years ended December 31 is as follows:

                                                1998                              1997
                                 ---------------------------------- ---------------------------------
                                                  Weighted Average                   Weighted Average
                                      Number       Exercise Price        Number       Exercise Price
                                 --------------- ------------------ --------------- -----------------
Options and warrants outstanding
 at beginning of year ..........    1,315,359         $6.00          1,272,080         $6.06
Options granted (1) ............      257,900         $6.07            143,000         $5.39
Options granted (2) ............       68,500         $6.63             50,000         $5.98
Warrants granted ...............           --            --                 --            --
Options exercised ..............      (94,275)         3.72            (25,925)        $4.06
Cancelled options ..............      (51,209)         5.10            (33,796)        $4.91
Cancelled warrants .............           --            --            (90,000)        $7.20
                                    ---------         -----          ---------         -----
Options and warrants outstanding
 at end of year ................    1,496,275         $6.21          1,315,359         $6.00
                                    =========         =====          =========         =====
Options and warrants exercisable
 at December 31, ...............    1,105,588         $6.31          1,040,330         $6.20
Price of options outstanding at
 end of year ...................  $3.50-$6.63                      $3.38-$6.31

(1) Options granted during the year where the exercise price equaled the market price on the grant date.

(2) Options granted during the year where the exercise price exceeds the market price on the grant date.

     The weighted average remaining life of stock options outstanding at December 31, 1998 was approximately 4 years.

     The weighted average fair value of options granted during 1998 and 1997 for options where the exercise price equaled the market price on the grant date was $2.39 and $1.96, respectively. The weighted average fair values of options granted during 1998 and 1997 where the exercise price exceeds the market price on the grant date were $1.88 and $1.66, respectively. These fair values were estimated using the Black-Scholes valuation model and the assumptions noted above.

     The following table sets forth the computation of earnings per share and earnings per share-assuming dilution:

                                                                 Year Ended December 31,
                                                         1998              1997              1996
                                                   ---------------   ---------------   ---------------
     Numerator:
      Net income ...............................     $ 3,233,000       $ 1,070,000       $ 1,930,000
                                                     -----------       -----------       -----------
     Denominator:
      Weighted-average shares ..................       3,251,000         3,271,000         3,311,000
      Effect of employee stock options .........         143,000            73,000            98,000
                                                     -----------       -----------       -----------
      Denominator for earnings per
         share--assuming dilution ..............       3,394,000         3,344,000         3,409,000
                                                     ===========       ===========       ===========

      Earnings per share .......................     $      0.99       $      0.33       $      0.58
                                                     -----------       -----------       -----------
      Earnings per share--
       assuming dilution .......................     $      0.95       $      0.32       $      0.57
                                                     ===========       ===========       ===========

Note K--Originated Mortgage Servicing Rights

     The following table represents activity and carrying amounts for originated mortgage servicing rights at December 31, 1998 and 1997.

                                                    1998           1997
                                               -------------   -----------
     Beginning Balance, January 1 ..........    $  306,000     $ 84,000
     Originated Mortgage Servicing
       Rights capitalized ..................       671,000      258,000
     Amortization ..........................      (102,000)     (36,000)
                                                ----------     --------
     Balance at December 31, ...............    $  875,000     $306,000
                                                ==========     ========

     The following table represents activity and balances for the valuation allowance for originated mortgage servicing rights at December 31, 1998 and 1997.

                                                  1998        1997
                                               ----------   --------
     Beginning Balance, January 1 ..........   $  9,000      $    0
     Additions to Reserve ..................    108,000       9,000
     Write-downs ...........................         --          --
                                               --------      ------
     Balance at December 31, ...............   $117,000      $9,000
                                               ========      ======

Note L--Segment Reporting

     The Company has three reportable operating segments, based upon its services: real estate including both real estate brokerage and relocation services, mortgage banking, and insurance services. The Company evaluates its segments based on pre-tax income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Financial information for the three operating segments is provided in the following table.

                                         1998              1997             1996
                                   ---------------   ---------------   --------------
Revenues:
 Real Estate ...................    $130,155,000      $100,285,000     $89,711,000
 Mortgage ......................       4,680,000         2,822,000       2,563,000
 Insurance Services ............         585,000            37,000              --
                                    ------------      ------------     -----------
Total Segment Revenues .........    $135,420,000      $103,144,000     $92,274,000
                                    ============      ============     ===========
Pre-tax Income (Loss):
 Real Estate ...................    $  4,784,000      $  1,779,000     $ 3,133,000
 Mortgage ......................       1,381,000           402,000         292,000
 Insurance Services ............        (331,000)         (235,000)             --
                                    ------------      ------------     -----------
Total Segment Pre-tax
 Income (Loss) .................    $  5,834,000      $  1,946,000     $ 3,425,000
                                    ============      ============     ===========
Assets:
 Real Estate ...................    $ 33,792,000      $ 24,124,000     $23,411,000
 Mortgage ......................      28,335,000        15,393,000       9,186,000
 Insurance Services ............       1,525,000           100,000              --
                                    ------------      ------------     -----------
Total Segment Assets............    $ 63,652,000      $ 39,617,000     $32,597,000
                                    ============      ============     ===========

Note M--Selected Quarterly Data (Unaudited)

                                                    (In thousands except share and per share amounts)
                                           First          Second          Third          Fourth
                                          Quarter         Quarter        Quarter        Quarter           Year
                                       -------------   ------------   ------------   -------------   -------------
CALENDAR YEAR 1998
------------------------------------
Revenues ...........................   $   30,251      $   42,793     $   32,773     $   29,603      $  135,420
Net Revenues .......................   $   11,220      $   16,209     $   13,083     $   11,343      $   51,855
Operating income (loss) ............   $      635      $    4,057     $    1,430     $      122      $    6,244
Net income (loss) ..................   $      270      $    2,143     $      765     $       55      $    3,233
Earnings per share .................   $     0.08      $     0.66     $     0.23     $     0.02      $     0.99
Earnings per share-
 assuming dilution .................   $     0.08      $     0.62     $     0.22     $     0.02      $     0.95
Average shares outstanding .........    3,224,000       3,263,000      3,272,000      3,245,000       3,251,000
Average shares outstanding--
 assuming dilution .................    3,366,000       3,475,000      3,466,000      3,297,000       3,394,000

CALENDAR YEAR 1997
-------------------------------------
Revenues ...........................   $   22,374      $   30,115     $   27,373     $   23,282      $  103,144
Net Revenues .......................   $    8,290      $   11,471     $   10,459     $    8,813      $   39,033
Operating income (loss) ............   $      (12)     $    2,246     $      662     $     (776)     $    2,120
Net income (loss) ..................   $      (66)     $    1,206     $      359     $     (429)     $    1,070
Earnings per share .................   $    (0.02)     $     0.37     $     0.11     $    (0.13)     $     0.33
Earnings per share-
 assuming dilution .................   $    (0.02)     $     0.36     $     0.11     $    (0.13)     $     0.32
Average shares outstanding .........    3,302,000       3,279,000      3,257,000      3,246,000       3,271,000
Average shares outstanding--
 assuming dilution .................    3,302,000       3,352,000      3,316,000      3,246,000       3,344,000

     Operating income in 1998 includes a pre-tax charge of $405,000 or $.07 per share after taxes for costs related to acquisitions. The majority of the charge, $300,000 or $.05 per share after taxes, was incurred in the first quarter of 1998.

     The loss in the fourth quarter of 1997 includes a pre-tax charge of $250,000 or $0.04 per share after taxes, primarily related to office closings and consolidations.

                          THE DEWOLFE COMPANIES, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                             Balance at
                                             Beginning     Charged to                         End of Year
Description                                   of Year      Operations        Deductions         Balance
-----------------------------------------   -----------   ------------   -----------------   ------------
Year ended December 31, 1998
Deducted from asset accounts:
Allowance for doubtful accounts .........   $611,000        $472,000        $257,000(1)          $826,000

Year ended December 31, 1997
Deducted from asset accounts:
Allowance for doubtful accounts .........   $831,000        $457,000        $677,000(1)          $611,000

Year ended December 31, 1996
Deducted from asset accounts:
Allowance for doubtful accounts .........   $593,000        $434,000        $196,000(1)          $831,000

(1) Represents primarily write-offs of net commissions on real estate sales, which were not consummated.

                          The DeWolfe Companies, Inc.
                           Exhibit Index--Form 10-K


  Exhibit                                                                                          Page or
   Number                                        Description                                      Reference
----------- ------------------------------------------------------------------------------------ -----------
    3.1     Restated Articles of Organization of the Registrant                                  A-3.1
    3.2     Amendment to Articles 3 and 4 of Restated Articles of Organization                   F-(3)(i)
    3.3     By-laws of the Registrant, as amended                                                G-(3)(ii)
    4.1     Specimen Certificate of shares of Common Stock, $.01 par value                       G-4.1
   10.1     1992 Stock Option Plan, as amended                                                   M-10.4
   10.2     1992 Non-Employee Director Stock Option Plan                                         K-10.2
   10.3     Form of Management Compensation Agreement and Confidentiality Agreement              G-10.7
   10.4     Form of Independent Contractor Agreement                                             G-10.8
   10.5     Employment Agreement dated May 20, 1992 with Richard B. DeWolfe                      A-10.16
   10.6     Stock Option Agreement dated May 20, 1992 with Richard B. DeWolfe                    A-10.17
   10.7     Employment Agreement dated May 20, 1992 with Patricia A. Griffin                     A-10.20
   10.8     Employment Agreement dated May 20, 1992 with Paul J. Harrington                      A-10.21
   10.9     Form of Loan Commitment Letter                                                       G-10.19
   10.10    Form of Listing Agreement                                                            A-10.23
   10.11    $10,507 Note dated June 1, 1990 from Amherst Realty Trust                            A-10.24.1
   10.12    Mortgage dated June 23, 1991 from Richard B. DeWolfe and Marcia A. DeWolfe           A-10.24.2
   10.13    Lease dated May 1, 1993 with Wire Road Realty Trust                                  B-10.32
   10.14    Mortgage Warehousing Loan and Security Agreement dated June 15, 1993 with
            First Union National Bank                                                            B-10.33.1
10.14.1     Promissory Note dated June 15, 1993 to First Union National Bank                     B-10.33.2
10.14.2     Letter Amendment to First Union National Bank Mortgage Warehousing Loan and
            Security Agreement dated November 30, 1995                                           G-10.24.3
10.14.3     Letter Amendment to First Union National Bank Mortgage Warehousing Loan and
            Security Agreement dated December 22, 1995                                           N-10.24.4
10.14.4     Letter Amendment to First Union National Bank Mortgage Warehousing Loan and
            Security Agreement dated August 27, 1998.
   10.15    Stock Option Agreement dated March 23, 1994, with A. Clinton Allen                   B-10.37
   10.16    BankBoston, N.A. Credit Agreements                                                   C-10.1.1
10.16.1     BankBoston, N.A. Credit Agreements as Amended March 30, 1995                         M-10.1
10.16.2     Second Amended and Restated Credit and Security Agreement dated May 8,
            1998 by and among The DeWolfe Company, Inc., DeWolfe Relocation Services,
            Inc., Referral Associates of New England, Inc., Hillshire House, Inc., The DeWolfe
            Insurance Agency, Inc., Real Estate Referral, Inc. Dollar Dry Dock Real Estate,
            Inc. and The Heritage Group, Inc., and The DeWolfe Companies, Inc., to
            BankBoston, N.A.                                                                     M-10.1
10.16.3     Unlimited Guaranty by The DeWolfe Companies, Inc. dated April 1, 1996 of the obligations of The DeWolfe Company, Inc., DeWolfe Relocation Services, Inc.,
            Hillshire House, Inc., Real Estate Referral, Inc., and Referral Associates of New
            England, Inc. to BankBoston, N.A.                                                    M-10.1
10.16.4     Revolving Credit Note dated April 1, 1996 of The DeWolfe Company, Inc.,
            DeWolfe Relocation Services, Inc., Referral Associates of New England, Inc.,
            Hillshire House, Inc. and Real Estate Referral, Inc. to BankBoston, N.A.             M-10.1
   10.17    Private Placement of 125,000 shares and 500,000 warrants                             D-28
   10.18    Lease Agreement dated March, 1994 with 80 Hayden Avenue Limited Partnership
            regarding 80 Hayden Avenue, Lexington, Massachusetts                                 E-10.32
10.18.1     Lease Amendment and Expansion Agreement with 80 Hayden Avenue
            LimitedPartnership regarding 80 Hayden Avenue, Lexington, Massachusetts              E-10.32.1
   10.19    Employment Agreement dated April 29, 1996 with James A. Marcotte                     I(10)(i)
   10.20    1993 Company Stock Purchase Plan, as amended                                         I-(10)(ii)
   10.21    Employment Agreement dated September 2, 1997 with Gail Hayes                         J-10.0

  Exhibit                                                                                    Page or
  Number                                     Description                                    Reference
---------- ------------------------------------------------------------------------------- ----------
10.22      Stock purchase agreement dated December 8, 1997 and Dollar Dry Dock Real        L-2.1
           Estate, Inc., The Heritage Group, Inc., Steven C. Bailey, The DeWolfe Company,
           Inc. and The DeWolfe Companies, Inc.
10.23      1998 Stock Option Plan, as amended                                              O-A
10.24      Employment Agreement dated May 14, 1998 with Richard Pucci                      M-10.3
  21.      Subsidiaries of the Registrant                                                  *
  23.      Consent of Ernst & Young LLP                                                    *
  27.      Financial Data Schedule                                                         *
  99.      Copy of Section 67 of the Massachusetts Business Corporation Law                A-28.1



                                   Description

A- Incorporated by reference from the registrant's Registration Statement on Form S-18 (file No. 33-48113-B). The page or reference set forth herein is the exhibit number in said Registration Statement.
B- Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The page or reference set forth herein is the exhibit number in said Report.
C- Incorporated by reference from registrant's current report on Form 8-K filed on July 13, 1994. The page or reference set forth herein is the exhibit number in said report.
D- Incorporated by reference from registrant's current report on Form 8-K filed on October 6, 1994. The page or reference set forth herein is the exhibit number in said report.
E- Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The page or reference set forth herein is the exhibit number in said report.
F- Incorporated by reference from the registrant's Quarterly Report on Form 10-Q for the period ending June 30, 1995. The page or reference set forth herein is the exhibit number in said quarterly report.
G- Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31,1995. The page of reference set forth herein is the exhibit number in said report.
H- Incorporated by reference from the registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1996. The page or reference set forth herein is the exhibit number in said quarterly report.
I- Incorporated by reference from the registrant's Quarterly Report on Form 10-Q for the period ending June 30, 1996. The page or reference set forth herein is the exhibit number in said quarterly report.
J- Incorporated by reference from the registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1997. The page or reference set forth herein is the exhibit number in said quarterly report.
K. Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The page or reference set forth herein is the exhibit number in said report.
L- Incorporated by reference from the registrant's current report on Form 8-K filed on February 2, 1998. The page or reference set forth herein is the exhibit number in said report.

M- Incorporated by refernce from the registrant's Quarterly Report on Form 10-Q for the period ending June 30, 1998. The page or reference set forth herein is the exhibit number in said Quarterly report.
N- Incorporated by reference from the registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1998. The page or reference set forth herein is the exhibit number in said Quarterly report.
O- Incorporated by reference from the registrant's 1999 Proxy Statement. The reference set forth herein is the exhibit letter in said Proxy statement.


     * Filed herewith