Form 10-Q
period 1999-03-31
DEWOLFE COMPANIES INC
filed 1999-05-12
CIK 888138

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                       OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       __    ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date
(April 30, 1999)

Common Stock, par value $.01 per share 3,359,874 shares

                           THE DEWOLFE COMPANIES, INC.

                                      INDEX


                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1  Financial Statements (Unaudited)


        Condensed Consolidated Balance Sheets as of
        March 31, 1999 and December 31, 1998                                 3


        Condensed Consolidated Statements of Income for the
        Three Months ended March 31, 1999 and March 31, 1998                 4


        Condensed Consolidated Statements of Cash Flows for
        the Three Months ended March 31, 1999 and March 31, 1998             5


        Notes to Condensed Consolidated Financial Statements
        March 31, 1999                                                       6


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                7

PART II. OTHER INFORMATION                                                  10

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
                                                      ASSETS

                                                                                           March 31, 1999  December 31, 1998
                                                                                           --------------  -----------------
CURRENT ASSETS
     Cash and cash equivalents                                                              $  1,888,000      $  6,171,000
     Commissions receivable, net of allowance of $1,472,000 at March 31, 1999
      and $826,000 at December 31, 1998                                                       32,342,000        17,227,000
     Mortgage loans held for sale                                                             18,913,000        24,289,000
     Note receivable from stockholder                                                             66,000            66,000
     Prepaid expenses and other current assets                                                 1,098,000           548,000
                                                                                           --------------  -----------------
        TOTAL CURRENT ASSETS                                                                  54,307,000        48,301,000

PROPERTY AND EQUIPMENT
     Furniture and equipment                                                                   8,864,000         8,177,000
     Land, building and improvements                                                           4,467,000         4,230,000
                                                                                           --------------  -----------------
                                                                                              13,331,000        12,407,000
     Accumulated depreciation                                                                 (6,342,000)       (5,622,000)
                                                                                           --------------  -----------------
        NET PROPERTY AND EQUIPMENT                                                             6,989,000         6,785,000

OTHER ASSETS
     Excess of cost over value in net assets acquired, net of accumulated amortization
      of $1,350,000 at March 31, 1999 and $1,206,000 at December 31, 1998                      9,789,000         6,568,000
     Other assets                                                                              3,335,000         1,998,000
                                                                                           --------------  -----------------
TOTAL ASSETS                                                                                $ 74,420,000      $ 63,652,000
                                                                                           --------------  -----------------
                                                                                           --------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank                                                                     $ 18,002,000      $ 23,825,000
     Current portion of long-term debt                                                         1,761,000           896,000
     Current portion of obligations under capital leases                                         965,000         1,037,000
     Commissions payable                                                                      21,968,000        11,643,000
     Accounts payable and accrued expenses                                                     5,750,000         4,132,000
     Deferred mortgage fee income                                                                324,000           216,000
     Dividend payable                                                                               --             389,000
                                                                                           --------------  -----------------
        TOTAL CURRENT LIABILITIES                                                             48,770,000        42,138,000

Long-term debt, net of current portion                                                        10,733,000         7,091,000
Obligations under capital leases, net of current portion                                         895,000         1,104,000
Non compete agreements and consulting agreements payable                                         251,000           248,000
                                                                                           --------------  -----------------
TOTAL LIABILITIES                                                                             60,649,000        50,581,000

Commitments and Contingencies

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 3,000,000 shares authorized; none outstanding
     Common stock, $.01 par value; 10,000,000 shares authorized;
       3,610,839 shares issued at March 31, 1999 and 3,474,108 shares issued
       at December 31, 1998                                                                       36,000            35,000
     Additional paid-in capital                                                                7,583,000         6,842,000
     Retained earnings                                                                         8,469,000         7,903,000
     Treasury stock (251,611 shares at March 31, 1999 and 251,611
       shares at December 31, 1998), at cost                                                  (1,439,000)       (1,439,000)
     Notes receivable from sale of stock                                                        (878,000)         (270,000)
                                                                                           --------------  -----------------
TOTAL STOCKHOLDERS' EQUITY                                                                    13,771,000        13,071,000
                                                                                           --------------  -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 74,420,000      $ 63,652,000
                                                                                           --------------  -----------------
                                                                                           --------------  -----------------

            See notes to condensed consolidated financial statements

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  Three Months Ended March 31,
                                                     1999              1998
                                                     ----              ----
Revenues:
  Real estate brokerage                         $ 35,796,000      $ 29,388,000
  Mortgage revenues                                  949,000           793,000
  Insurance revenues                                 349,000            26,000
  Other revenues                                     128,000            44,000
                                                ------------      ------------
  TOTAL REVENUES                                  37,222,000        30,251,000

Commission Expense                                23,830,000        19,031,000
                                                ------------      ------------
NET REVENUES                                      13,392,000        11,220,000


Operating Expenses:
   Compensation and benefits                       5,660,000         4,579,000
   Facilities                                      1,757,000         1,562,000
   General and administrative                      2,824,000         2,391,000
   Marketing and promotion                         1,483,000         1,322,000
   Communications                                    514,000           431,000
   Acquisition related costs                          35,000           300,000
                                                ------------      ------------
TOTAL OPERATING EXPENSES                          12,273,000        10,585,000
                                                ------------      ------------
OPERATING INCOME                                   1,119,000           635,000

Other Income (Expenses):
   Interest expense                                 (450,000)         (416,000)
   Interest income                                   360,000           272,000
                                                ------------      ------------
INCOME BEFORE INCOME TAXES                         1,029,000           491,000

Income Taxes                                         463,000           221,000
                                                ------------      ------------
Net Income                                      $    566,000      $    270,000
                                                ------------      ------------
                                                ------------      ------------
Basic earnings per share                        $       0.17      $       0.08
Diluted earnings per share                      $       0.16      $       0.08

Basic weighted average shares outstanding          3,302,000         3,224,000
Diluted weighted average shares outstanding        3,544,000         3,366,000





            See notes to condensed consolidated financial statements

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                              Three Months Ended March 31,
                                                                                  1999              1998
                                                                                  ----              ----
OPERATING ACTIVITIES
       Net Income                                                         $    566,000      $    270,000
       Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Depreciation                                                            720,000           693,000
       Amortization                                                            269,000           206,000
       Additions to valuation allowance for mortgage servicing rights           11,000            12,000
       Gain on sale of mortgage loans, net                                    (888,000)         (779,000)
       Change in Assets and Liabilities:
       Increase in commissions receivable                                  (12,644,000)      (11,443,000)
       Increase in prepaid expenses and other current assets                  (519,000)         (193,000)
       (Increase) decrease in other assets                                     (18,000)        1,513,000
       Mortgage loans held for sale                                        (76,321,000)      (68,979,000)
       Proceeds from mortgage loan sales                                    82,475,000        63,009,000
       Increase in commissions payable                                       9,152,000         7,504,000
       Increase (decrease) in accounts payable and accrued expenses          1,131,000          (125,000)
       Increase in deferred mortgage fee income                                108,000           158,000
                                                                          ------------      ------------
       Total Adjustments                                                     3,476,000        (8,424,000)
                                                                          ------------      ------------
        Cash provided by (used in) operating activities                      4,042,000        (8,154,000)

INVESTING ACTIVITIES
      Expenditures for business combinations, net of cash acquired          (4,414,000)       (3,972,000)
      Expenditures for property and equipment                                 (365,000)         (318,000)
                                                                          ------------      ------------
      Cash used in investing activities                                     (4,779,000)       (4,290,000)

FINANCING ACTIVITIES
      Net borrowings under revolving line of credit                            300,000           900,000
      Net borrowings on note payable, bank                                  (5,823,000)        6,525,000
      Note receivable from stockholder                                            --              25,000
      Borrowing on term note                                                      --           4,000,000
      Borrowing on acquisition line of credit                                2,875,000              --
      Notes receivable from sale of stock                                     (608,000)             --
      Repayment of long-term debt                                             (571,000)         (500,000)
      Purchase of treasury stock                                                  --            (138,000)
      Issuance of common stock                                                 670,000            10,000
      Payment of common stock dividend                                        (389,000)             --
                                                                          ------------      ------------
      Cash (used in) provided by financing activities                       (3,546,000)       10,822,000
                                                                          ------------      ------------
      Net decrease in cash and cash equivalents                             (4,283,000)       (1,622,000)
      Cash and cash equivalents at beginning of period                       6,171,000         2,542,000
                                                                          ------------      ------------
      Cash  and cash equivalents at end of period                         $  1,888,000      $    920,000
                                                                          ------------      ------------
                                                                          ------------      ------------
Supplemental disclosure of non-cash activities:
      Leases capitalized and property and equipment financed              $    380,000      $     59,000
Supplemental disclosure of cash flow information:
      Cash paid for interest                                              $    529,000      $    392,000

            See notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain prior year balances have been reclassified to conform with current year presentation.

NOTE 2- SEGMENT REPORTING

The Company has three reportable operating segments, based upon its services: real estate, including both real estate brokerage and relocation services; mortgage banking; and insurance services. The Company evaluates its segments based on pre-tax income. Financial information for the three operating segments is provided in the following table.

For the three months ended March 31:               1999               1998
                                                   ----               ----
Revenues:
   Real Estate                                 $35,924,000         $29,432,000
   Mortgage                                        949,000             793,000
   Insurance Services                              349,000              26,000
                                            --------------       -------------
Total Segment Revenues                         $37,222,000         $30,251,000
                                            --------------       -------------
Pre-tax Income (Loss)
   Real Estate                                  $1,025,000            $449,000
   Mortgage                                         52,000             112,000
   Insurance Services                             (48,000)            (70,000)
                                            --------------       -------------
Total Segment Pre-tax Income                    $1,029,000            $491,000
                                            --------------       -------------
Balance at March 31:
Assets
   Real Estate                                 $51,487,000         $42,145,000
   Mortgage                                     21,467,000          21,381,000
   Insurance Services                            1,466,000             126,000
                                            --------------       -------------
Total Segment Assets                           $74,420,000         $63,652,000
                                            --------------       -------------
                                            --------------       -------------

                           THE DEWOLFE COMPANIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Net income in the first quarter of 1999 was $566,000 as compared to net income of $270,000 in the first quarter of 1998. The increase in the 1999 earnings was primarily attributed to continued growth in the Company's existing real estate markets.

BUSINESS COMBINATIONS

During the first quarter of 1999, the Company acquired Leighton Real Estate in Connecticut, J.W. Riker Northern Rhode Island, Inc., in Rhode Island, and Mark Stimson Associates and Mark Stimson Real Estate Network, Inc., in Maine. The combined purchase price of these acquisitions was $5.7 million in cash and guaranteed payments, plus contingent payments not to exceed $1.6 million.

RESULTS OF OPERATIONS

REAL ESTATE BROKERAGE REVENUES:

Real estate brokerage revenues increased 22% in the first quarter of 1999 to $35.8 million, an increase of $6.4 million over the first quarter of 1998. The increase in real estate brokerage revenues is primarily attributed to continued growth in the Company's existing markets. The Company's growth in its existing markets is attributed to the continued strong economy and low interest rate environment combined with the Company's acquisitions and integrated homeownership service marketing strategy.

Real estate brokerage revenues includes $1.4 million of income from relocation services in the first quarter of 1999 as compared to $1.5 million in the first quarter of 1998, a decrease of 6%. The decrease is primarily due to the low availability of real estate listings in the Company's markets which has reduced the number of referrals the Company has been able to convert to sales transactions.

Net revenues from real estate brokerage increased 16% or $1.6 million in the first quarter of 1999 to $12.0 million. Net real estate brokerage revenues as a percentage of real estate brokerage revenues decreased to 33% for the first quarter of 1999 as compared to 35% for the same period in 1998.

Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and pressure on the Company to change commission structures necessary to attract and retain qualified sales associates.

MORTGAGE REVENUES:

Mortgage revenues increased 20% in the first quarter of 1999 to $949,000 an increase of $156,000 compared to the first quarter of 1998. The increase is primarily due to an increase in closed loan volume, which the Company believes was caused by the continued low interest rate market and continued strong consumer confidence. The Company's closed loan volume totaled $89.6 million in the first quarter of 1999 compared to $82.9 million of closed loans for the first quarter of 1998.

INSURANCE REVENUES:

Insurance revenues increased in the first quarter of 1999 to $349,000, an increase of $323,000 from the first quarter of 1998. The increase was primarily due to the acquisition of the personal lines business of the Curtin Insurance Agency, Inc. in May 1998, as well as a higher percentage of homebuyers purchasing their insurance through the Company.

OPERATING EXPENSES:

Operating expenses for the first quarter of 1999 increased $1.7 million or 16% from the first quarter of 1998. Operating expenses as a percentage of net revenues were 92% in the first quarter of 1999 compared to 94% in the first quarter of 1998. The increase in operating expenses is primarily due to costs associated with the increase in the Company's overall business. Approximately $300,000 of costs related to acquisitions were incurred in the first quarter of 1998 as compared to $35,000 incurred in the first quarter of 1999.

INTEREST EXPENSE AND INTEREST INCOME:

Interest expense increased by $34,000 in the first quarter of 1999 as compared to 1998. The increase is primarily due to additional interest of $62,000, due to increased interest expense from borrowings related to the financing of 1999 and 1998 acquisitions, partially offset by interest expense decreases from other financing activities.

Interest income increased by $88,000 in the first quarter of 1999 as compared to 1998. The increase is primarily due to additional interest earned on mortgage loans of $61,000 and $27,000 in net interest on bank accounts. The increase in mortgage loan interest was due to the increased mortgage loan closings. The change in net interest earned on bank accounts was primarily due to balances kept in escrow and operating bank accounts and interest rates earned on these accounts.

LIQUIDITY AND SOURCES OF CAPITAL

Cash and cash equivalents at March 31, 1999 and March 31, 1998 were $1.9 million and $920,000, respectively. Cash provided by operating activities for the first quarter of 1999 was $4.0 million as compared to cash used in operating activities of $8.2 million for the first quarter of 1998. The changes in cash provided by or used in operating activities in the first quarter of 1999 and 1998 were primarily due to the increases and decreases in the Company's mortgage loans held for sale which were funded by the Company's mortgage warehouse line of credit with First Union National Bank and by cash generated by net earnings. Net cash provided relating to decreases in mortgage loans held for sale was $6.2 million for the first quarter of 1999 as compared to net cash used relating to increases in mortgage loans held for sale of $6.0 million for the first quarter of 1998.

Expenditures for property and equipment totaled $365,000 in the first quarter of 1999 and $318,000 in the first quarter of 1998. Capital spending during this period was primarily attributed to the Company's investment in improvements to acquired and existing sales offices and upgrades to systems and technology. The Company intends to continue to make expenditures for property and equipment in order to maintain the standards for a quality appearance and processing systems in all of the Company's locations.

The Company has various credit arrangements with BankBoston, N.A., including a $20.0 million acquisition line of credit and a revolving line of credit of $5.0 million. Additionally, the arrangements provide for a term note of $725,000 and an equipment lease line of credit and chattel mortgage financing of $4.0 million.

The outstanding amount of the acquisition line of credit was $8.0 million at March 31, 1999. Included in accounts payable and accrued expenses at March 31, 1999 was $1.6 million for a payable related to the acquisition of Mark Stimson Associates and Mark Stimson Real Estate Network, Inc., which was funded by the Company's acquisition line of credit in April, 1999.

The outstanding amount of the revolving line of credit was $300,000 and $2.4 million at March 31, 1999 and 1998, respectively. The remaining outstanding balance of the term note was $450,000 and $750,000 at March 31, 1999 and 1998, respectively. The Company had outstanding balances under lease lines of credit and chattel mortgage financing of $2.8 million and $2.1 million at March 31, 1999 and 1998, respectively.

In connection with the mortgage loan activity, the Company maintains a $40.0 million mortgage warehouse line of credit with First Union National Bank that is used to finance mortgage loans that it originates. The credit line had outstanding balances of $18.0 million and $18.7 million at March 31, 1999 and 1998, respectively.

In May of 1998, the Company authorized an increase in the amount of the Company's stock that may be repurchased under its stock repurchase plan to a total of $1.9 million. At March 31, 1999 the Company had acquired a total of $1.3 million of stock under the plan. There were no repurchases during the first quarter of 1999.

The Company considers its cash flow from operations combined with its credit arrangements with BankBoston, N.A. and First Union National Bank, to be adequate to fund continuing operations. However, the Company expects to continue to expand its existing businesses, which may include opening new real estate sales offices as well as making investments in or acquiring other real estate and or insurance businesses. As a result, the Company from time-to-time may seek additional or alternate sources of debt or equity financing which may include the issuance of shares of the Company's capital stock.

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

YEAR 2000 DISCLOSURES

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

STATE OF READINESS AND COST: The Company believes that approximately $400,000 will be required to update various hardware systems to prepare for Y2000. The majority of these systems were scheduled for replacement as part of the Company's ongoing technology upgrade. The completion of the hardware upgrade is scheduled to be fully completed by June 1999 and the most critical elements were completed during the first quarter of 1999. As such, the Company does not feel that these upgrades will materially affect the Company's business or capital requirements.

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



Date:  May 12, 1999                 THE DEWOLFE COMPANIES, INC.

                                    By: /s/ James A. Marcotte
                                    -------------------------
                                            James A. Marcotte
                                            Senior Vice President
                                            and Chief Financial Officer

                                                   EXHIBIT INDEX


                                                       10-Q



ITEM     DESCRIPTION

11.0 Statement re: Computation of Basic earnings per share and Diluted earnings per share

27.0     Financial Data Schedule