Form 10-Q
period 1999-06-30
DEWOLFE COMPANIES INC
filed 1999-08-06
CIK 888138

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission File number 1-11278

                           THE DEWOLFE COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


           MASSACHUSETTS                               04-2895334
           -------------                               ----------
           (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)              Identification Number)

           80 Hayden Avenue                            02421-7962
           Lexington, MA                               ----------
           -------------                               (Zip Code)
           (Address of principal executive offices)



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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date (July 30, 1999)

Common Stock, par value $.01 per share 3,364,105 shares

                          THE DEWOLFE COMPANIES, INC.
                                      INDEX

PART I.     FINANCIAL INFORMATION                                               PAGE NO.
Item 1.     Financial Statements (Unaudited)


            Condensed Consolidated Balance Sheets as of                         3
            June 30, 1999 and December 31, 1998


            Condensed Consolidated Statements of Income for the                 4
            Three Months and Six Months ended June 30, 1999
            and June 30, 1998


            Condensed Consolidated Statements of Cash Flows for 5 the
            Six Months ended June 30, 1999 and June 30, 1998


            Notes to Condensed Consolidated Financial Statements                6
            June 30, 1999


Item 2.     Management's  Discussion and Analysis of Financial Condition and    7
            Results of Operations


PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a vote of Security Holders                 10

Item 6.     Exhibits and Reports on Form 8-K                                    10

                          THE DEWOLFE COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        June 30, 1999      December 31, 1998
ASSETS                                                                                --------------------------------------
CURRENT ASSETS
     Cash and cash equivalents                                                               $3,928,000          $ 6,171,000
     Commissions receivable, net of allowance of $1,784,000 at June 30, 1999
      and $826,000 at December 31, 1998                                                      42,156,000           17,227,000
     Mortgage loans held for sale                                                            29,422,000           24,289,000
     Note receivable from stockholder                                                            66,000               66,000
     Prepaid expenses and other current assets                                                1,730,000              548,000
                                                                                      --------------------------------------
        TOTAL CURRENT ASSETS                                                                 77,302,000           48,301,000

PROPERTY AND EQUIPMENT
     Furniture and equipment                                                                  9,456,000            8,177,000
     Land, building and improvements                                                          4,732,000            4,230,000
                                                                                      --------------------------------------
                                                                                             14,188,000           12,407,000
     Accumulated depreciation and amortization                                              (6,941,000)          (5,622,000)
                                                                                      --------------------------------------
        NET PROPERTY AND EQUIPMENT                                                            7,247,000            6,785,000

OTHER ASSETS
      Excess of cost over value in net assets acquired, net of accumulated amortization of $1,530,000 at June 30, 1999 and $1,206,000 at
      December 31, 1998                                                                      10,281,000            6,568,000
     Other assets                                                                             3,144,000            1,998,000
                                                                                      --------------------------------------
TOTAL ASSETS                                                                                $97,974,000          $63,652,000
                                                                                      ======================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank                                                                     $28,681,000          $23,825,000
     Current portion of long-term debt                                                        2,830,000              896,000
     Current portion of obligations under capital leases                                        876,000            1,037,000
     Commissions payable                                                                     28,639,000           11,643,000
     Accounts payable and accrued expenses                                                    6,466,000            4,132,000
     Deferred mortgage fee income                                                               356,000              216,000
     Dividend payable                                                                               ---              389,000
                                                                                      --------------------------------------
        TOTAL CURRENT LIABILITIES                                                            67,848,000           42,138,000

Long-term debt, net of current portion                                                       12,100,000            7,091,000
Obligations under capital leases, net of current portion                                        715,000            1,104,000
Non-compete agreements and consulting agreements payable                                        215,000              248,000
                                                                                      --------------------------------------
TOTAL LIABILITIES                                                                            80,878,000           50,581,000

Commitments and Contingencies

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 3,000,000 shares authorized; none outstanding
     Common stock, $.01 par value; 10,000,000 shares authorized;
     3,615,498 shares issued at June 30, 1999 and 3,474,108 shares issued at
     December 31, 1998                                                                           36,000               35,000
     Additional paid-in capital                                                               7,610,000            6,842,000
     Retained earnings                                                                       11,767,000            7,903,000
     Treasury stock (251,611 shares at June 30, 1999
     and 251,611 shares at December 31, 1998), at cost                                      (1,439,000)          (1,439,000)
     Notes receivable from sale of stock                                                      (878,000)            (270,000)
                                                                                      --------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                   17,096,000           13,071,000
                                                                                      --------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $97,974,000          $63,652,000
                                                                                      ======================================

            See notes to condensed consolidated financial statements

                          THE DEWOLFE COMPANIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          Three Months Ended June 30,                    Six Months Ended June 30,
                                             1999                   1998                   1999                   1998
                                             ----                   ----                   ----                   ----
Revenues:

  Real estate brokerage               $54,850,000            $41,427,000            $90,646,000            $70,815,000
  Mortgage                              1,443,000              1,102,000              2,392,000              1,895,000
  Insurance                               271,000                120,000                620,000                146,000
  Other                                   337,000                144,000                465,000                188,000
                                      -----------            -----------            -----------            -----------
  TOTAL REVENUES                       56,901,000             42,793,000             94,123,000             73,044,000

Commission Expense                     36,173,000             26,584,000             60,003,000             45,615,000
                                      -----------            -----------            -----------            -----------
NET REVENUES                           20,728,000             16,209,000             34,120,000             27,429,000
Operating Expenses:
   Compensation and benefits            6,307,000              5,005,000             11,967,000              9,584,000
   Facilities                           1,942,000              1,596,000              3,699,000              3,158,000
   General and administrative           3,582,000              3,079,000              6,406,000              5,470,000
   Marketing and promotion              1,930,000              1,942,000              3,413,000              3,264,000
   Communications                         619,000                470,000              1,133,000                901,000
   Acquisition related costs              226,000                 60,000                261,000                360,000
                                      -----------            -----------            -----------            -----------
TOTAL OPERATING EXPENSES               14,606,000             12,152,000             26,879,000             22,737,000
                                      -----------            -----------            -----------            -----------
OPERATING INCOME                        6,122,000              4,057,000              7,241,000              4,692,000

Other Income (Expenses):
   Interest expense                     (550,000)              (506,000)            (1,000,000)              (922,000)
   Interest income                        424,000                345,000                784,000                617,000
                                      -----------            -----------            -----------            -----------
INCOME BEFORE INCOME TAXES              5,996,000              3,896,000              7,025,000              4,387,000

Income Taxes                            2,698,000              1,753,000              3,161,000              1,974,000
                                      -----------            -----------            -----------            -----------
Net Income                            $ 3,298,000            $ 2,143,000            $ 3,864,000            $ 2,413,000
                                      ===========            ===========            ===========            ===========
Basic earnings per share              $      0.98            $      0.66            $      1.16            $      0.74
Diluted earnings per share            $      0.92            $      0.62            $      1.08            $      0.70

Basic weighted average shares
outstanding                             3,361,000              3,263,000              3,331,000              3,243,000
Diluted weighted average shares
outstanding                             3,575,000              3,475,000              3,569,000              3,427,000

            See notes to condensed consolidated financial statements

                          THE DEWOLFE COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Six Months Ended June 30,
                                                                                       1999                     1998
                                                                                       ----                     ----
OPERATING ACTIVITIES
       Net Income                                                                 $   3,864,000            $   2,413,000
       Adjustments to reconcile net income to net cash
       used in operating activities:
       Depreciation                                                                   1,508,000                1,703,000
       Amortization                                                                     632,000                  449,000
       Additions to valuation allowance for mortgage servicing rights                    24,000                   28,000
       Gain on sale of mortgage loans, net                                          (2,280,000)              (1,839,000)
       Change in Assets and Liabilities:
       Increase in commissions receivable                                          (22,266,000)             (16,862,000)
       Increase in prepaid expenses and other current assets                          (594,000)                (101,000)
       (Increase) decrease in other assets                                            (151,000)                1,529,000
       Mortgage loans held for sale                                               (191,172,000)            (156,929,000)
       Proceeds from mortgage loan sales                                            188,081,000              141,573,000
       Increase in commissions payable                                               15,455,000               11,149,000
       Increase in accounts payable and accrued expenses                              1,747,000                2,383,000
       Increase in deferred mortgage fee income                                         140,000                  193,000
                                                                                  -------------            -------------
       Total Adjustments                                                            (8,876,000)             (16,724,000)
                                                                                  -------------            -------------
        Cash used in operating activities                                           (5,012,000)             (14,311,000)

INVESTING ACTIVITIES
      Expenditures for business combinations, net of cash acquired                  (4,923,000)              (4,747,000)
      Expenditures for property and equipment                                         (841,000)              (1,027,000)
                                                                                  -------------            -------------
      Cash used in investing activities                                             (5,764,000)              (5,774,000)

FINANCING ACTIVITIES
      Net borrowings under revolving line of credit                                         ---                  900,000
      Net borrowings on note payable, bank                                            4,856,000               16,673,000
      Note receivable from stockholder                                                      ---                   25,000
      Borrowing on acquisition line of credit                                         5,177,000                4,625,000
      Notes receivable from sale of stock                                             (608,000)                (270,000)
      Repayment of long-term debt                                                   (1,201,000)                (990,000)
      Purchase of treasury stock                                                            ---                (352,000)
      Issuance of common stock                                                          698,000                  341,000
      Payment of common stock dividend                                                (389,000)                      ---
                                                                                  -------------            -------------
      Cash provided by financing activities                                           8,533,000               20,952,000
                                                                                  -------------            -------------
      Net (decrease) increase in cash and cash equivalents                          (2,243,000)                  867,000
      Cash and cash equivalents at beginning of period                                6,171,000                2,542,000
                                                                                  -------------            -------------
      Cash  and cash equivalents at end of period                                 $   3,928,000            $   3,409,000
                                                                                  =============            =============

Supplemental disclosure of non-cash activities:
      Leases capitalized and property and equipment financed                      $     897,000            $     640,000
Supplemental disclosure of cash flow information:
      Cash paid for interest                                                      $   1,010,000            $     898,000

            See notes to condensed consolidated financial statements

                          THE DEWOLFE COMPANIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain prior year balances have been reclassified to conform with current year presentation.

NOTE 2- SEGMENT REPORTING
-------------------------

The Company has three reportable operating segments, based upon its services: real estate, including both real estate brokerage and relocation services; mortgage banking; and insurance services. The Company evaluates its segments based on pre-tax income. Financial information for the three operating segments is provided in the following table.

                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                       1999              1998              1999             1998
                                                       ----              ----              ----             ----
Revenues:
   Real Estate                                        $55,187,000       $41,571,000       $91,111,000      $71,003,000
   Mortgage Banking                                     1,443,000         1,102,000         2,392,000        1,895,000
   Insurance Services                                     271,000           120,000           620,000          146,000
                                                      -----------       -----------       -----------      -----------
Total Segment Revenues                                $56,901,000       $42,793,000       $94,123,000      $73,044,000
                                                      ===========       ===========       ===========      ===========

Pre-tax Income (Loss)
   Real Estate                                         $5,672,000        $3,696,000        $6,697,000       $4,145,000
   Mortgage Banking                                       454,000           272,000           506,000          384,000
   Insurance Services                                   (130,000)          (72,000)         (178,000)        (142,000)
                                                      -----------       -----------       -----------      -----------
Total Segment Pre-tax Income                           $5,996,000        $3,896,000        $7,025,000       $4,387,000
                                                      ===========       ===========       ===========      ===========

Balance at June 30:
Assets
   Real Estate                                                                            $63,823,000      $46,805,000
   Mortgage Banking                                                                        32,526,000       32,070,000
   Insurance Services                                                                       1,625,000        1,394,000
                                                                                         ------------      -----------
Total Segment Assets                                                                      $97,974,000      $80,269,000
                                                                                          ===========      ===========


                          THE DEWOLFE COMPANIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------

Net income in the second quarter of 1999 increased 54% to $3.3 million as compared to net income of $2.1 million in the second quarter of 1998. Net income for the first six months of 1999 increased 60% to $3.9 million as compared to net income of $2.4 million for the first six months of 1998. The increase in the 1999 earnings was primarily attributed to continued growth in the Company's existing real estate markets and the effect of business combinations.

Business Combinations
---------------------

During the first six months of 1999, the Company acquired five real estate companies in New England. The combined purchase price of these acquisitions was $6.5 million in cash and guaranteed payments, plus contingent payments not to exceed $1.7 million.

Results of Operations
---------------------

Real Estate Brokerage Revenues:

Real estate brokerage revenues increased 32% in the second quarter of 1999 to $54.8 million, an increase of $13.4 million over the second quarter of 1998. For the first six months of 1999, real estate brokerage revenues increased 28% to $90.6 million, an increase of $19.8 million as compared to the first six months of 1998. The increase in real estate brokerage revenues is primarily attributed to continued growth in the Company's existing markets and the effect of business combinations. The Company's growth in its existing markets is attributed to the continued strong economy and low interest rate environment combined with the Company's integrated homeownership service marketing strategy.

Real estate brokerage revenues includes $2.5 million of revenue from relocation services in the second quarter of 1999 as compared to $2.0 million in the second quarter of 1998, an increase of 25%. Real estate brokerage revenues from relocation services were $3.9 million for the first six months of 1999, as compared to $3.5 million for the first six months of 1998, an increase of 11%. The increase was primarily due to an increase in the number of corporate services clients as well as the Company's expansion into new markets.

Net revenues from real estate brokerage increased 26% or $3.8 million in the second quarter of 1999 to $18.7 million, and increased 22% or $5.4 million for the first six months of 1999 to $30.6 million. Net real estate brokerage revenues as a percentage of real estate brokerage revenues were 34% for the second quarter and first six months of 1999 as compared to 36% in the second quarter and first six months of 1998.

Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and prevailing rates for sales associates commission structures.

Mortgage Revenues:

Mortgage revenues increased 31% in the second quarter of 1999 to $1.4 million, an increase of $341,000 compared to the second quarter of 1998. For the first six months of 1999, mortgage revenues increased 26% to $2.4 million, an increase of $497,000 as compared to the same period in 1998. The increase is primarily due to an increase in closed loan volume, which the Company believes was caused by the continued low interest rate market, and the Company's expansion into new markets.

                          THE DEWOLFE COMPANIES, INC.

The Company's closed loan volume in the second quarter of 1999 and 1998 was $142.9 million and $108.9 million, respectively. For the first six months of 1999 and 1998 closed loan volume was $232.5 million and $191.8 million, respectively.

Insurance Revenues:

Insurance revenues increased 126% in the second quarter of 1999 to $271,000 an increase of $151,000 from the second quarter of 1998. For the first six months of 1999, insurance revenues increased 325%, an increase of $474,000 as compared to the first six months of 1998. The increase was primarily due to the acquisition of the personal lines business of the Curtin Insurance Agency, Inc. in May 1998, as well as a higher percentage of real estate brokerage customers purchasing their insurance through the Company.

Operating Expenses:

Operating expenses increased 20% in the second quarter of 1999 to $14.6 million, an increase of $2.4 million from the second quarter of 1998. Operating expenses increased 18% for the first six months of 1999 to $26.9 million, an increase of $4.1 million, compared to the first six months of 1998. Operating expenses as a percentage of net revenues were 70% and 75% for the second quarter of 1999 and 1998, respectively. Operating expenses as a percentage of net revenues were 79% and 83% for the six months ending June 30, 1999 and 1998, respectively. The increase in operating expenses in the second quarter and first six months of 1999 are primarily due to costs associated with the increase in the Company's overall business.

Interest Expense and Interest Income:

Interest expense increased by $44,000 in the second quarter of 1999 as compared to 1998 and increased by $78,000 for the first six months of 1999 as compared to 1998. The increase is primarily due to additional interest of $108,000 in the second quarter of 1999 and $169,000 for the first six months of 1999 related to the financing of 1999 and 1998 acquisitions, partially offset by interest expense decreases from other financing activities.

Interest income increased by $79,000 in the second quarter of 1999 as compared to 1998 and increased by $167,000 for the first six months of 1999 as compared to 1998. The increase in the second quarter of 1999 was primarily due to additional interest earned on originated mortgage loans held for sale. The increase for the first six months of 1999 was primarily due to additional interest earned on originated mortgage loans held for sale of $143,000 and $24,000 in net additional interest earned on bank accounts. The increase in mortgage loan interest was due to the increased mortgage loan closings for the three months and six months ending June 30, 1999. The change in net interest earned on bank accounts was primarily due to balances kept in escrow and operating bank accounts and interest rates earned on these accounts.

Liquidity and Sources of Capital

Cash and cash equivalents at June 30, 1999 and 1998 were $3.9 million and $3.4 million, respectively. Cash used in operating activities for the first six months of 1999 was $5.0 million as compared to $14.3 million for the first six months of 1998. The changes in cash used in operating activities in the first six months of 1999 and 1998 were primarily due to the increases in the Company's mortgage loans held for sale which were funded by the Company's mortgage warehouse line of credit with First Union National Bank and by cash generated by net earnings. Net cash used relating to increases in mortgage loans held for sale was $3.1 and $15.4 million for the first six months of 1999 and 1998, respectively.

Cash expenditures for property and equipment totaled $841,000 in the first six months of 1999 and $1.0 million in the first six months of 1998. Capital spending during this period was primarily attributed to the Company's investment in improvements to acquired and existing sales offices and upgrades to systems

                          THE DEWOLFE COMPANIES, INC.

and technology. The Company intends to continue to make expenditures for property and equipment in order to maintain the standards for a quality appearance and processing systems in all of the Company's locations.

The Company has various credit arrangements with BankBoston, N.A., including a $20.0 million acquisition line of credit and a revolving line of credit of $5.0 million. Additionally, the arrangements provide for a term note of $725,000 and an equipment lease line of credit and chattel mortgage financing of $4.0 million.

The outstanding amount of the acquisition line of credit was $10.3 million and $4.6 million at June 30, 1999 and 1998, respectively.

There was no outstanding amount under the revolving line of credit at June 30, 1999 and $2.4 million was outstanding at June 30, 1998. The remaining outstanding balance of the term note was $375,000 and $675,000 at June 30, 1999 and 1998, respectively. The Company had outstanding balances under lease lines of credit and chattel mortgage financing of $2.9 million and $2.5 million at June 30, 1999 and 1998, respectively.

In connection with the mortgage loan activity, the Company maintains a $40.0 million mortgage warehouse line of credit with First Union National Bank that is used to finance mortgage loans that it originates. The credit line had outstanding balances of $28.7 million and $28.9 million at June 30, 1999 and 1998, respectively.

In May of 1998, the Company authorized an increase in the amount of the Company's stock that may be repurchased under its stock repurchase plan to a total of $1.9 million. At June 30, 1999 the Company had acquired a total of $1.3 million of stock under the plan. There were no repurchases during the first six months of 1999.

The Company considers its cash flow from operations combined with its credit arrangements with BankBoston, N.A. and First Union National Bank, adequate to fund continuing operations. However, the Company expects to continue to expand its existing businesses, which may include opening new real estate sales offices as well as making investments in or acquiring other real estate and/or insurance businesses. As a result, the Company from time-to-time may seek additional or alternate sources of debt or equity financing which may include the issuance of shares of the Company's capital stock.

Cautionary statement for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995

Certain statements, which are not historical fact, may be deemed to be forward looking statements. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, interest rates and economic conditions generally, regulatory changes (legislative or otherwise) affecting the residential real estate and mortgage lending industries, competition, and prevailing rates for sales associate commission structures.

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

                          THE DEWOLFE COMPANIES, INC.

follows. This assessment should be deemed as a forward looking statement and as such the Company cannot assure that the actual impact of Y2000 on the Company's operating results and the costs to minimize such impact will not be more or less than these identified in the assessment.

State of readiness and cost: The Company believes that approximately $400,000 will be required to update various hardware systems to prepare for Y2000. The majority of these systems were scheduled for replacement as part of the Company's ongoing technology upgrade. The hardware upgrade has been substantially completed and the most critical elements were completed during the first quarter of 1999. As such, the Company does not feel that these upgrades will materially affect the Company's business or capital requirements.

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

PART II. OTHER INFORMATION

Item 4.     Submissions of Matters to a vote of Security Holders

            The annual meeting of the shareholders was held on May 11, 1999 in Newton, Massachusetts. A brief description of each matter voted upon at the meeting and a tabulation of votes with respect to each such matter is attached as Exhibit (22).

Item 6.     Exhibits and Reports on Form 8-K

    (a)  The following Exhibits are included herein:

               See Exhibit Index on page 12 of this report

    (b) Reports on Form 8-K:

               None

                          THE DEWOLFE COMPANIES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 6, 1999                        THE DEWOLFE COMPANIES, INC.

                                             By:   /s/ James A. Marcotte
                                                 -----------------------
                                                    James A. Marcotte
                                                    Senior Vice President
                                                    and Chief Financial Officer

                          THE DEWOLFE COMPANIES, INC.

                                  EXHIBIT INDEX
                             June 30, 1999 Form 10-Q



ITEM         DESCRIPTION
----         -----------
3(ii)        Amended Bylaws

10 Amendment dated June 18, 1999 to Mortgage Warehousing Loan and Security Agreement between DeWolfe Mortgage Services,
             Inc. and First Union National Bank.

11 Statement re: Computation of Basic earnings per share and Diluted earnings per share

22           Published Report Regarding Matters Submitted to a Vote of
             Security Holders

27           Financial Data Schedule

EXHIBIT (3ii)
                                     BYLAWS
                                       OF
                           THE DEWOLFE COMPANIES, INC.

                      Section 1. ARTICLES OF ORGANIZATION

       The name and purposes of the corporation shall be as set forth in the articles of organization. These bylaws, the powers of the corporation and of its directors and stockholders, or of any class of stockholders if there shall be more than one class of stock, and all matters concerning the conduct and regulation of the business and affairs of the corporation shall be subject to such provisions in regard thereto, if any, as are set forth in the articles of organization as from time to time in effect.

                             Section 2. STOCKHOLDERS

       2.1. Annual Meeting. The annual meeting of the stockholders shall be held on the third Tuesday in May of each year, at 10 A.M. local time unless a different hour is fixed by the president or the directors. If that day be a legal holiday at the place where the meeting is to be held, the meeting shall be held on the next succeeding day not a legal holiday at such place. Purposes for which an annual meeting is to be held, additional to those prescribed by law, by the articles of organization or by these bylaws, may be specified by the president or by the directors.

       2.2. Special Meeting in Place of Annual Meeting. If no annual meeting has been held in accordance with the foregoing provisions, a special meeting of the stockholders may be held in place thereof, and any action taken at such special meeting shall have the same force and effect as if taken at the annual meeting, and in such case all references in these bylaws to the annual meeting of the stockholders shall be deemed to refer to such special meeting. Any such special meeting shall be called as provided in Section 2.3 hereof.

       2.3. Special Meetings. A special meeting of the stockholders may be called at any time by the president or by the directors. Each call of a meeting shall state the place, date, hour and purposes of the meeting.

       2.4. Place of Meetings. All meetings of the stockholders shall be held at the principal office of the corporation in Massachusetts or, to the extent permitted by the articles of organization, at such other place within the United States as shall be fixed by the president or the directors. Any adjourned session of any meeting of the stockholders shall be held at the same city or town as the initial session, or within Massachusetts, in either case at the place designated in the vote of adjournment.

       2.5. Notice of Meetings. A written notice of each meeting of stockholders, stating the place, date, and hour and the purposes of the meeting, shall be given at least ten days before the meeting to each stockholder entitled to vote thereat and to each stockholder who, by law, by the articles of organization or by these bylaws, is entitled to notice, by leaving such notice with him or at his residence or usual place of business, or by mailing it, postage prepaid, addressed to such stockholder at his address as it appears in the records of the corporation. Such notice shall be given by the clerk or an assistant clerk or by an officer designated by the directors. Whenever notice of a meeting is required to be given to a stockholder under any provision of the Business Corporation Law of the Commonwealth of Massachusetts or of the articles of organization or these bylaws, a written waiver thereof, executed before or after the meeting by such stockholder or his attorney thereunto authorized and filed with the records of the meeting, shall be deemed equivalent to such notice.

       2.6. Quorum of Stockholders. At any meeting of the stockholders, a quorum shall consist of a majority in interest of all stock issued and outstanding and entitled to vote at the meeting, except when a larger quorum is required by law, by the articles of organization or by these bylaws. Stock owned directly or indirectly by the corporation, if any, shall not be deemed outstanding for this purpose. Any meeting may be adjourned from time to time by a majority of the votes properly cast upon the question, whether or not a quorum is present, and the meeting may be held as adjourned without further notice.

       2.7. Action by Vote. When a quorum is present at any meeting, a plurality of the votes properly cast for election to any office shall elect to such office, and a majority of the votes properly cast upon any question other than an election to an office shall decide the question, except when a larger vote is required by law, by the articles of organization or by these bylaws. No ballot shall be required for any election unless requested by a stockholder present or represented at the meeting and entitled to vote in the election.

       2.8. Voting. Stockholders entitled to vote shall have one vote for each share of the stock entitled to vote held by them of record according to the records of the corporation, unless otherwise provided by the articles of organization. The corporation shall not, directly or indirectly, vote any share of its own stock.

       2.9. Action by Writing. Any action required or permitted to be taken at any meeting of the stockholders may be taken without a meeting if all stockholders entitled to vote on the matter consent to the action in writing and the written consents are filed with the records of the meetings of stockholders. Such consents shall be treated for all purposes as a vote at a meeting.

       2.10. Proxies. To the extent permitted by law, stockholders entitled to vote may vote either in person or by proxy. No proxy dated more than six months before the meeting named therein shall be valid. Unless otherwise specifically limited by their terms, such proxies shall entitle the holders thereof to vote at any adjournment of such meeting but shall not be valid after the final adjournment of such meeting.

                          Section 3. BOARD OF DIRECTORS

       3.1. Number. At the annual meeting of stockholders, such stockholders as have the right to vote for the election of directors shall fix the number of directors at not less than three nor more than nine directors and shall elect the number of directors so fixed; provided, however, that the number of directors shall be fixed at not less than two whenever there shall be only two stockholders and not less than one whenever there shall be only one stockholder. The number of directors may be increased at any time or from time to time either by the stockholders or by the directors by vote of a majority of the directors then in office. The number of directors may be decreased to any number permitted by law at any time or from time to time either by the stockholders or by the directors by a vote of a majority of the directors then in office, but only to eliminate vacancies existing by reason of the death, resignation, removal or disqualification of one or more directors. No director need be a stockholder.

       3.2. Tenure. Except as otherwise provided by law, by the articles of organization or by these bylaws, each director shall hold office until the next annual meeting of the stockholders and until his successor is duly elected and qualified, or until he sooner dies, resigns, is removed or becomes disqualified.

       3.3. Powers. Except as reserved to the stockholders by law, by the articles of organization or by these bylaws, the business of the corporation shall be managed by the directors who shall have and may exercise all the powers of the corporation. In particular, and without limiting the generality of the foregoing, the directors may at any time issue all or from time to time any part of the unissued capital stock of the corporation from time to time authorized under the articles of organization and may determine, subject to any requirements of law, the consideration for which stock is to be issued and the manner of allocating such consideration between capital and surplus.

       3.4 Committees. The directors may, by vote of a majority of the directors, then in office, elect from their number an executive committee and other committees and delegate to any such committee or committees some or all of the powers of the directors except those which by law, by the articles of organization or by these bylaws they are prohibited from delegating. Except as the directors may otherwise determine, any such committee may make rules for the conduct of its business, but unless otherwise provided by the directors or such rules, its business shall be conducted as nearly as may be in the same manner as is provided by these bylaws for the conduct of business by the directors.

       3.5. Regular Meetings. Regular meetings of the directors may be held without call or notice at such places and at such times as the directors may from time to time determine, provided that reasonable notice of the first regular meeting following any such determination shall be given to absent directors. A regular meeting of the directors may be held without call or notice immediately after and at the same place as the annual meeting of the stockholders.

       3.6. Special Meetings. Special meetings of the directors may be held at any time and at any place designated in the call of the meeting, when called by the president or the treasurer or by two or more directors, reasonable notice thereof being given to each director by the secretary or an assistant secretary, or, if there be none, by the clerk or an assistant clerk, or by the officer or one of the directors calling the meeting.

       3.7. Notice. It shall be sufficient notice to a director to send notice by mail at least forty-eight hours or by telegram at least twenty-four hours before the meeting addressed to him at his usual or last known business or residence address or to give notice to him in person or by telephone at least twenty-four hours before the meeting. Notice of a meeting need not be given to any director if a written waiver of notice, executed by him before or after the meeting, is filed with the records of the meeting, or to any director who attends the meeting without protesting prior thereto or at its commencement the lack of notice to him. Neither notice of a meeting nor a waiver of a notice need specify the purposes of the meeting.

       3.8. Quorum. At any meeting of the directors a majority of the directors then in office shall constitute a quorum. Any meeting may be adjourned from time to time by a majority of the votes cast upon the question, whether or not a quorum is present, and the meeting may be held as adjourned without further notice.

       3.9. Action by Vote. When a quorum is present at any meeting, a majority of the directors present may take any action, except when a larger vote is required by law, by the articles of organization or by these bylaws.

       3.10. Action by Writing. Unless the articles of organization otherwise provide, any action required or permitted to be taken at any meeting of the directors may be taken without a meeting if all the directors consent to the action in writing and the written consents are filed with the records of the meetings of the directors. Such consents shall be treated for all purposes as a vote taken at a meeting.

       3.11. Presence Through Communications Equipment. Unless otherwise provided by law or the articles of organization, members of the board of directors may participate in a meeting of such board by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other at the same time and participation by such means shall constitute presence in person at a meeting.


                         Section 4. OFFICERS AND AGENTS

       4.1. Enumeration; Qualification. The officers of the corporation shall be a president, a treasurer, a clerk, and such other officers, if any, as the incorporators at their initial meeting, or the directors from time to time, may in their discretion elect or appoint. The corporation may also have such agents, if any, as the incorporators at their initial meeting, or the directors from time to time, may in their discretion appoint. Any officer may be, but none need be a director or stockholder. The clerk shall be a resident of Massachusetts unless the corporation has a resident agent appointed for the purpose of service of process. Any two or more offices may be held by the same person. Any officer may be required by the directors to give bond for the faithful performance of his duties to the corporation in such amount and with such sureties as the directors may determine.

       4.2. Powers. Subject to law, to the articles of organization, and to the other provisions of these bylaws, each officer shall have, in addition to the duties and powers herein set forth, such duties and powers as are commonly incident to his office and such duties and powers as the directors may from time to time designate.

       4.3. Election. The president, the treasurer and the clerk shall be elected annually by the directors at their first meeting following the annual meeting of the stockholders. Other officers, if any, may be elected or appointed by the board of directors at said meeting or at any other time.

       4.4. Tenure. Except as otherwise provided by law or by the articles of organization or by these bylaws, the president, the treasurer and the clerk shall hold office until the first meeting of the directors following the next annual meeting of the stockholders and until their respective successors are chosen and qualified, and each other officer shall hold office until the first meeting of the directors following the next annual meeting of the stockholders unless a shorter period shall have been specified by the terms of his election or appointment, or in each case until he sooner dies, resigns, is removed or becomes disqualified. Each agent shall retain his authority at the pleasure of the directors.

       4.5. Chief Executive Officer. The chief executive officer of the corporation shall be the president or such other officer as is designated by the directors and shall, subject to the control of the directors, have general charge and supervision of the business of the corporation and, except as the directors shall otherwise determine, preside at all meetings of the stockholders and of the directors. If no such designation is made, the president shall be the chief executive officer.

       4.6 Chairman of the Board. If a chairman of the board of directors is elected, he shall have the duties and powers specified in these bylaws and shall have such other duties and powers as may be determined by the directors.

       4.7. President and Vice Presidents. The president shall have the duties and powers specified in these bylaws and shall have such other duties and powers as may be determined by the directors.

       Any vice presidents shall have such duties and powers as shall be designated from time to time by the directors.

       4.8. Treasurer and Assistant Treasurers. Except as the directors shall otherwise determine, the treasurer shall be the chief financial and accounting officer of the corporation and shall be in charge of its funds and valuable papers, books of account and accounting records, and shall have such other duties and powers as may be designated from time to time by the directors.

       Any assistant treasurers shall have such duties and powers as shall be designated from time to time by the directors.

       4.9. Clerk and Assistant Clerks. The clerk shall record all proceedings of the stockholders in a book or series of books to be kept therefor, which book or books shall be kept at the principal office of the corporation or at the office of its transfer agent or of its clerk and shall be open at all reasonable times to the inspection of any stockholder. In the absence of the clerk from any meeting of stockholders, an assistant clerk, or if there be none or he is absent, a temporary clerk chosen at the meeting, shall record the proceedings thereof in the aforesaid book. Unless a transfer agent has been appointed, the clerk shall keep or cause to be kept the stock and transfer records of the corporation, which shall contain the names and record addresses of all stockholders and the amount of stock held by each. If no secretary is elected, the clerk shall keep a true record of the proceedings of all meetings of the directors and in his absence from any such meeting an assistant clerk, or if there be none or he is absent, a temporary clerk chosen at the meeting, shall record the proceedings thereof.

       Any assistant clerks shall have such other duties and powers as shall be designated from time to time by the directors.

       4.10. Secretary and Assistant Secretaries. If a secretary is elected, he shall keep a true record of the proceedings of all meetings of the directors and in his absence from any such meeting an assistant secretary, or if there be none or he is absent, a temporary secretary chosen at the meeting, shall record the proceedings thereof.

       Any assistant secretaries shall have such other duties and powers as shall be designated from time to time by the directors.

                      Section 5. RESIGNATIONS AND REMOVALS

       Any director or officer may resign at any time by delivering his resignation in writing to the president, the treasurer or the clerk or to a meeting of the directors. Such resignation shall be effective upon receipt unless specified to be effective at some other time. A director (including persons elected by directors to fill vacancies in the board) may be removed from office (a) with or without cause by the vote of the holders of a majority of the shares issued and outstanding and entitled to vote in the election of directors, provided that the directors of a class elected by a particular class of stockholders may be removed only by the vote of the holders of a majority of the shares of such class, or (b) with cause by the vote of a majority of the directors then in office. The directors may remove any officer elected by them with or without cause by the vote of a majority of the directors then in office. A director or officer may be removed for cause only after reasonable notice and opportunity to be heard before the body proposing to remove him. No director or officer resigning, and (except where a right to receive compensation shall be expressly provided in a duly authorized written agreement with the corporation) no director or officer removed, shall have any right to any compensation as such director or officer for any period following his resignation or removal, or any right to damages on account of such removal, whether his compensation be by the month or by the year or otherwise; unless in the case of a resignation, the directors, or in the case of a removal, the body acting on the removal, shall in their or its discretion provide for compensation.

                              Section 6. VACANCIES

       Any vacancy in the board of directors, including a vacancy resulting from the enlargement of the board, may be filled by the stockholders or, in the absence of stockholder action, by the directors by vote of a majority of the directors then in office. If the office of the president or the treasurer or the clerk becomes vacant, the directors may elect a successor. If the office of any officer becomes vacant, the directors may elect or appoint a successor by vote of a majority of the directors present. Each such successor shall hold office for the unexpired term, and in the case of the president, the treasurer and the clerk, until his successor is chosen and qualified, or in each case until he sooner dies, resigns, is removed or becomes disqualified. The directors shall have and may exercise all their powers notwithstanding the existence of one or more vacancies in their number.

                            Section 7. CAPITAL STOCK

       7.1. Number and Par Value. The total number of shares and the par value, if any, of each class of stock which the corporation is authorized to issue shall be as stated in the articles of organization.

       7.2. Stock Certificates. Each stockholder shall be entitled to a certificate stating the number and the class and the designation of the series, if any, of the shares held by him, in such form as shall, in conformity to law, be prescribed from time to time by the directors. Such certificate shall be signed by the president or a vice president and by the treasurer or an assistant treasurer. Such signatures may be facsimiles if the certificate is signed by a transfer agent, or by a registrar, other than a director, officer or employee of the corporation. In case any officer who has signed or whose facsimile signature has been placed on such certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer at the time of its issue.

       7.3. Loss of Certificates. In the case of the alleged loss or destruction or the mutilation of a certificate of stock, a duplicate certificate may be issued in place thereof, upon such conditions as the directors may prescribe.

                     Section 8. TRANSFER OF SHARES OF STOCK

      8.1. Transfer on Books. Subject to the restrictions, if any, stated or noted on the stock certificates, shares of stock may be transferred on the books of the corporation by the surrender to the corporation or its transfer agent of the certificate therefor properly endorsed or accompanied by a written assignment and power of attorney properly executed, with necessary transfer stamps affixed, and with such proof of the authenticity of signature as the directors or the transfer agent of the corporation may reasonably require. Except as may be otherwise required by law, by the articles of organization or by these bylaws, the corporation shall be entitled to treat the record holder of stock as shown on its books as the owner of such stock for all purposes, including the payment of dividends and the right to receive notice and to vote with respect thereto, regardless of any transfer, pledge or other disposition of such stock until the shares have been transferred on the books of the corporation in accordance with the requirements of these bylaws. It shall be the duty of each stockholder to notify the corporation of his post office address.

       8.2. Record Date. The directors may fix in advance a time, which shall not be more than sixty (60) days before the date of any meeting of stockholders or the date for the payment of any dividend or making of any distribution to stockholders or the last day on which the consent or dissent of stockholders may be effectively expressed for any purpose, as the record date for determining the stockholders having the right to notice of and to vote at such meeting and any adjournment thereof or the right to receive such dividend or distribution or the right to give such consent or dissent, and in such case only stockholders of record on such record date shall have such right, notwithstanding any transfer of stock on the books of the corporation after the record date. If no record date is fixed:

       (1) The record date for determining stockholders having the right to notice of or to vote at a meeting of stockholders shall be at the close of business on the date next preceding the day on which notice is given.

       (2) The record date for determining stockholders for any other purpose shall be at the close of business on the day on which the board of directors acts with respect thereto.

              Section 9. INDEMNIFICATION OF DIRECTORS AND OFFICERS

       The corporation shall, to the extent legally permissible, indemnify, each of its directors and officers (including persons who serve at its request as directors, officers or trustees of another organization; or in any capacity with respect to any employee benefit plan) against all liabilities and expenses, including amounts paid in satisfaction of judgments, in compromise or as fines and penalties, and counsel fees, reasonably incurred by him in connection with the defense or disposition of any action, suit or other proceeding, whether civil or criminal, in which he may be involved or with which he may be threatened, while in office or thereafter, by reason of his being or having been such a director, officer or trustee, except with respect to any matter as to which he shall have been adjudicated in any proceeding not to have acted in good faith in the reasonable belief that his action was in the best interests of the corporation (any person serving another organization in one or more of the indicated capacities at the request of the corporation who shall not have been adjudicated in any proceeding not to have acted in good faith in the reasonable belief that his action was in the best interest of such other organization shall be deemed so to have acted in good faith with respect to the corporation) or, to the extent that such matter relates to service with respect to any employee benefit plan, in the best interest of the participants or beneficiaries of such employee benefit plan; provided, however, that as to any matter disposed of by a compromise payment by such director or officer, pursuant to a consent decree or otherwise, no indemnification either for said payment or for any other expenses shall be provided unless such compromise shall be approved as in the best interests of the corporation, after notice that it involves such indemnification: (a) by a disinterested majority of the directors then in office; or (b) by a majority of the disinterested directors then in office, provided that there has been obtained an opinion in writing of independent legal counsel to the effect that such director or officer appears to have acted in good faith in the reasonable belief that his action was in the best interests of the corporation; or (c) by the holders of a majority of the outstanding stock at the time entitled to vote for directors, voting as a single class, exclusive of any stock owned by any interested director or officer. Expenses, including counsel fees, reasonably incurred by any director or officer in connection with the defense or disposition of any such action, suit or other proceeding shall be paid from time to time by the corporation in advance of the final disposition thereof upon receipt of an undertaking by such director or officer to repay the amounts so paid to the corporation if it is ultimately determined that indemnification for such expenses is not authorized under this section. If in an action, suit, or proceeding brought by or in the right of the corporation, a director of the corporation is held not liable for monetary damages, whether because that director is relieved of personal liability under the provisions of Article VI of the Articles of Organization of the corporation or otherwise, that director shall be deemed to have met the standard of conduct set forth herein and to be entitled to indemnification for expenses reasonably incurred in the defense of such action, suit, or proceeding. The right of indemnification hereby provided shall not be exclusive of or affect any other rights to which any director or officer may be entitled. As used in this section, the terms "director" and "officer" include their respective heirs, executors and administrators, and an "interested" director or officer is one against whom in such capacity the proceedings in question or another proceeding on the same or similar grounds is then pending. Nothing contained in this section shall affect any rights to indemnification to which corporate personnel other than directors and officers may be entitled by contract or otherwise under law.

                           Section 10. CORPORATE SEAL

       The seal of the corporation shall, subject to alteration by the directors, consist of a flat-faced circular die with the word "Massachusetts", together with the name of the corporation and the year of its organization, cut or engraved thereon.

                         Section 11. EXECUTION OF PAPERS

       Except as the directors may generally or in particular cases authorize the execution thereof in some other manner, all deeds, leases, transfers, contracts, bonds, notes, checks, drafts and other obligations made, accepted or endorsed by the corporation shall be signed by the president or by one of the vice presidents or by the treasurer.

                             Section 12. FISCAL YEAR

       The fiscal year of the corporation shall end on December 31.

                             Section 13. AMENDMENTS

       These bylaws may be altered, amended or repealed at any annual or special meeting of the stockholders called for the purpose, of which the notice shall specify the subject matter of the proposed alteration, amendment or repeal or the sections to be affected thereby, by vote of the stockholders. These bylaws may also be altered, amended or repealed by vote of a majority of the directors then in office, except that the directors shall not take any action which provides for indemnification of directors nor any action to amend this Section 13, and except that the directors shall not take any action unless permitted by law. Any bylaw so altered, amended or repealed by the directors may be further altered or amended or reinstated by the stockholders in the above manner.

EXHIBIT (10)
                                 PROMISSORY NOTE

$40,000,000                                                  Date: June 18, 1999
                                                      Philadelphia, Pennsylvania

FOR VALUE RECEIVED, and intending to be legally bound, DEWOLFE MORTGAGE SERVICES, INC., a Massachusetts corporation ("Borrower"), hereby promises to pay to the order of FIRST UNION NATIONAL BANK, a national banking association ("Bank") at Bank's office on the Termination Date, as defined in the Mortgage Warehousing Loan and Security Agreement hereinafter referred to, the lesser of FORTY MILLION Dollars ($40,000,000) or the principal balance outstanding hereunder pursuant to the provisions of said Mortgage Warehousing Loan and Security Agreement. The actual amount due and owing from time to time hereunder shall be evidenced by Bank's records of receipts and disbursements hereunder.

Borrower further agrees to pay interest on the unpaid principal amount outstanding hereunder in accordance with the terms and conditions of said Mortgage Warehousing Loan and Security Agreement.

This Promissory Note is the Note referred to in and is entitled to the benefits of that certain Mortgage Warehousing Loan and Security Agreement dated as of June 15, 1993, as amended and as it may be extended, renewed, amended or modified from time to time (the "Agreement"), between Borrower and Bank, to which reference is hereby made for the terms and provisions thereof, and for additional rights and limitations of such rights of Borrower and Bank thereunder, including, but not limited to, provisions for Borrower's right to borrow, prepay and reborrow part or all of the principal hereof under certain conditions and for the acceleration of Borrower's liabilities to Bank upon the occurrence of certain events as therein specified.

Borrower shall pay all of Bank's reasonable expenses incurred to enforce or collect this Note and any of the Obligations, as defined in the Agreement, including without limitation, reasonable arbitration, paralegals', attorneys', and experts' fees and expenses, whether incurred with or without the commencement of a suit, in any trial, arbitration or administrative proceeding, or in any appellate or bankruptcy proceeding. Attorneys' and paralegals' fees of Bank shall include, in the case of a salaried attorney or paralegal employed by Bank, the hourly cost to Bank of the service of such attorney or paralegal, as determined by Bank.

Borrower and any endorser, jointly and severally, waive presentment, protest and demand, notice of protest, demand and dishonor and nonpayment of this Note, and expressly agree that this Note or any payment hereunder may be extended from time to time without in any way affecting the liability of Borrower or any endorser hereof.

The validity and construction and enforceability of and the rights and obligations of Borrower and Bank under this Note and the Agreement shall be governed by and construed and enforced in accordance with the laws of the Commonwealth of Pennsylvania. This Note replaces and supersedes but does not extinguish Borrower's liabilities and obligations to Bank under the Note dated June 15, 1993, as amended, from Borrower payable to the order of Bank. This Note is not a novation.

Attest:                                        DEWOLFE MORTGAGE SERVCES, INC.


(affix corporate seal)
By /s/ John P. White                           By /s/ Gail F. Hayes



Print Name and Title                           Print Name and Title

John P. White, V.P.                            Gail F. Hayes, President

                     AMENDMENT NO. 4 TO MORTGAGE WAREHOUSING
                           LOAN AND SECURITY AGREEMENT

THIS AMENDMENT NO. 4 TO MORTGAGE WAREHOUSING LOAN AND SECURITY AGREEMENT, dated as of June 18, 1999 ("Amendment"), is between DEWOLFE MORTGAGE SERVICES, INC., a Massachusetts corporation, ("Borrower") and FIRST UNION NATIONAL BANK, a national banking association, successor by merger to CoreStates Bank, N.A. ("Bank"), with reference to the following

                                   BACKGROUND:

A. Bank and Borrower have entered into a Mortgage Warehousing Loan and Security Agreement dated June 15, 1993, as the same may be amended from time to time (the "Agreement").

B. Bank and Borrower desire to amend certain terms and conditions of the Agreement, including but not limited to the term of the Agreement, interest rate and certain operating procedures, all as more specifically set forth therein.

THEREFORE, in consideration of the promises contained herein and intending to be legally bound, Bank and Borrower hereby agree as follows:

    1. Addendum. Bank and Borrower agree that certain defined terms used in this Amendment and certain operating procedures related to the terms and conditions to borrowing under the Agreement, as amended hereby, are set forth in the Addendum attached hereto and by this reference made a part hereof (the "Addendum"). If and to the extent any definitions, terms, conditions or procedures contained in the Addendum are inconsistent or conflict with or constitute additions to or deletions from definitions, terms, conditions or procedures previously used or followed in connection with borrowings under the Agreement, the definitions, terms, conditions and procedures in the Addendum shall control. The Agreement is hereby amended to the fullest extent necessary to incorporate into the Agreement and into the operating procedures applicable to borrowings under the Agreement the definitions, terms, conditions and procedures in the Addendum.

    2. Definitions.

         a. Capitalized terms which are not defined, amended or added in this Amendment or the Addendum attached hereto and which are defined in the Agreement shall have the respective meanings given to those terms in the Agreement and are used herein and therein defined.
         b. Any capitalized terms which are used in this Amendment and which have not previously been defined in the Agreement shall have the respective meanings given to them herein or in the Addendum.

    3. Term; Borrowing Base.

         a. Notwithstanding anything to the contrary contained in the Agreement, Bank agrees, on the terms and conditions set forth in the Agreement, as amended hereby, to advance and lend to Borrower from time to time during the period from the date of this Amendment up to but not including the Termination Date amounts, in connection with Eligible Mortgage Loans acceptable as Collateral to Bank. The aggregate unpaid principal amount of all loans to Borrower (individually, a "Loan" and, collectively, the "Loans") outstanding at any time shall not exceed the lesser of the Maximum Loan Amount and the Collateral Value of the Borrowing Base.
         b. The term "Termination Date" means the earlier of May 31, 2000 or the date or the termination in full of the obligations of Bank under the Agreement, as amended hereby.
         c. All references in the Agreement or the Note to payment of the Loans 60 days after demand by the Bank and Loans to be made solely at Bank's discretion are hereby deleted from the Agreement. This Amendment constitutes a commitment on the part of Bank to make Loans to Borrower, subject to the terms and conditions of the Agreement, as amended hereby, and so long as no Event of Default has occurred and is continuing thereunder, up to but not including the Termination Date.

    4. Interest Rate. Borrower shall pay to Bank interest on the daily outstanding principal balance of the Loans at the per annum rate equal to the lesser of the Corporate Base Rate plus 1.75% or the Prime Rate.

    5. Funding and Settlement Accounts; Security Interest in Accounts. Borrower shall maintain at Bank the following separate designated deposit accounts:

         a. demand deposit account # ____________________ (the "Funding Account") into which Bank may fund Loans and against which Bank may debit Borrower's principle reduction payments, monthly interest charges, processing fees and other fees and charges in accordance with the Agreement; and
         b. restricted account # 21000174-17241 (the "Settlement Account") owned by Borrower but under the control of the Bank into which payments of proceeds received from Investors from the sale of Mortgage Loans securing the Loans shall be directly deposited.
         c. In addition to the security interests in the Collateral heretofore pledged, assigned and granted by Borrower to Bank under the Agreement, Borrower hereby pledges, assigns and grants to Bank as security for the Loans and the Obligations a first perfected security interest in the Funding Account and the Settlement Account and any and all other accounts and property of Borrower held at Bank and all proceeds of foregoing (except for account #2000207477939). The term "Collateral" as used in the Agreement is hereby amended to include the Funding Account, the Settlement Account and all such other accounts and property. For purposes of such pledge, assignment and grant, this Amendment shall be deemed a "security agreement" under and for all purposes of the Uniform Commercial Code. Borrower shall execute and deliver to Bank such UCC financing statements for filing as such jurisdictions as Bank may require to perfect Bank's security interest in such Collateral.

    6. Advance Rates; Post Closing Delivery of Mortgage Notes.

         a. With respect to each Eligible Mortgage Loan included in the Borrowing Base, the "Unit Collateral Value" thereof shall mean ninety-eight percent (98%) of the lesser of: (A) the Committed Purchase Price thereof; (B) the current principal balance thereof; and (C) the Fair Market Value thereof.
         b. Borrower shall deliver to Bank within seven business days following the date of inclusion of a Mortgage Loan in the Borrowing Base the original executed Mortgage Note evidencing said Mortgage Loan, duly endorsed in blank and otherwise conforming to the requirements set forth in the Agreement so long as the Unit Collateral Value of said Mortgage Loan when added to the Unit Collateral Value of all other such Mortgage Loans for which Bank has not received the original, properly endorsed Mortgage Note at the time of inclusion in the Borrowing Base does not exceed the lesser of ( x ) $12,000,000 or ( y ) 30% of the Maximum Loan Amount.

         7. Maximum Warehouse Period; Maximum Collateral Value Released under Trust Receipt.

         a. A Mortgage Loan shall cease to be an Eligible Mortgage Loan on the date which is 61 days (91 days in the case of an Eligible Mortgage Loan in a pool) after the date it was included in the Borrowing Base.
         b. If a Mortgage Loan was withdrawn by Borrower for purposes of correcting clerical or other nonsubstantive documentation problems pursuant to a trust receipt, as permitted under Paragraph 6 of the Addendum, the Unit Collateral Value of said Mortgage Loan when added to the Unit Collateral Values of other Mortgage Loans included in the calculation of the Collateral Value of the Borrowing Base, the promissory notes for which have been similarly withdrawn by Borrower shall not exceed $600,000, and the promissory note and other documents relating to said Mortgage Loan shall be returned to Bank within ten (10) calendar days from the date of withdrawal.

    8. Replacement Note. Borrower shall execute and deliver to Bank a promissory note in the form attached hereto to evidence the Loan (the "Replacement Note"). Upon execution and delivery of the Replacement Note by Borrower to Bank, the Replacement Note shall replace and supersede but shall not extinguish Borrower's obligations to Bank evidenced by the Note, and the term "Note" as used in the Agreement shall mean and refer to the Replacement Note.

    9. Representations and Warranties. All representations, warranties and covenants of Borrower contained in the Agreement are hereby ratified and confirmed without condition as if made anew upon the execution of this Amendment and are hereby incorporated herein by reference. Borrower has taken all corporate action necessary to approve this Amendment and the Replacement Note, and upon execution and delivery thereof by Borrower, this Amendment and the Replacement Note shall constitute the legal, valid and binding obligations of Borrower, enforceable against Borrower in accordance with their respective terms.

    10. Certification of No Default. Borrower hereby represents and warrants to Bank that, as of the date of execution of this Amendment, no Event of Default under the Agreement and no event which, with the giving of notice or passage of time or both, could become such an Event of Default has occurred.

    11. ARBITRATION. Upon demand of Borrower or Bank whether made before or after institution of any judicial proceeding, any claim or controversy arising out of, or relating to the Loan or the Agreement, as amended hereby, between parties hereto (a "Dispute") shall be resolved by binding arbitration conducted under and governed by the Commercial Financial Disputes Arbitration Rules (the "Arbitration Rules") of the American Arbitration Association (the "AAA") and the Federal Arbitration Act. Disputes may include, without limitation, tort claims, counterclaims a dispute as to whether a matter is subject to arbitration, claims brought as class actions, or claims arising from documents executed in the future. A judgement upon the award may be entered in any court having jurisdiction. Notwithstanding the foregoing, this arbitration provision does not apply to disputes under or related to swap agreements (as defined in 11 U.S.C.
S101) between the parties.

    Special Rules. All Arbitration hearings shall be conducted in the city in which the office of Bank first stated above is located. A hearing shall begin within 90 days of demand for arbitration and all hearings shall be concluded within 120 days of demand for arbitration. These time limitations may not be extended unless a party shows cause for extension and then for no more than a total of 60 days. The expedited procedures set forth in Rule 51 at seq. of the Arbitration Rules shall be applicable to claims of less than $1,000,000. Arbitrators shall be licensed attorneys selected from the Commercial Financial Dispute Arbitration Panel of the AAA. The parties do not waive applicable Federal or State substantive law except as provided herein.

    Preservation and Limitation of Remedies. Notwithstanding the preceding binding arbitration provisions, the parties agree to preserve, without diminution, certain remedies that any party may exercise before or after an arbitration proceeding is brought. The parties shall have the right to proceed in any court of proper jurisdiction or by self-help to exercise or prosecute the following remedies, as applicable: (i) all rights to foreclose against any real or personal property or other security by exercising a power of sale or under applicable law by judicial foreclosure including a proceeding to confirm the sale; (ii) all rights of self-help including peaceful occupation of real property and collection of rents, set-off, and peaceful possession of personal property, (iii) obtaining provisional or ancillary remedies including injunctive relief, sequestration, garnishment, attachment, appointment of receiver and filing an involuntary bankruptcy proceeding; and (iv) when applicable, a judgement by confession of judgement. Any claim or controversy with regard to any party's entitlement to such remedies is a Dispute.

The parties agree that they shall not have a remedy of punitive or exemplary damages against the other in any Dispute and hereby waive any right or claim to punitive or exemplary damages they have now or which may arise in the future in connection with any Dispute, whether the Dispute is resolved by arbitration or judicially.

WAIVER OF JURY TRIAL. BORROWER AND BANK ACKNOWLEDGE THAT BY AGREEING TO BINDING ARBITRATION THEY HAVE IRREVOCABLY WAIVED ANY RIGHT THEY MAY HAVE TO A JURY TRIAL WITH REGARD TO A DISPUTE.

IN WITNESS WHEREOF, Bank and Borrower have executed this Amendment as of the day and year first written above.


FIRST UNION NATIONAL BANK

By /s/ John P. White
   --------------------------


-----------------------------
John P. White, Vice President


                                               DEWOLFE MORTGAGE SERVICES, INC.

                                               By /s/ Gail F. Hayes
                                                  ------------------------------

                                               Gail F. Hayes, President
                                               ---------------------------------
                                               Print Name and Title

                                    ADDENDUM
                                       TO
                            FIRST UNION NATIONAL BANK
                MORTGAGE WAREHOUSING LOAN AND SECURITY AGREEMENT
                         DATED JUNE 15, 1993, AS AMENDED

                    BORROWER: DEWOLFE MORTGAGE SERVICES, INC.

1.  LENDING PROVISIONS:

    1.1 Request for Loans; Making of Loans If Borrower desires to receive the proceeds of a Loan hereunder, Borrower shall make a Loan Request to Bank on the proposed funding date, (1) no later than 10:00 a.m. (Charlotte, North Carolina time) on said date, if the proposed funding is to be funded by Bank by way of wire transfer to the recipient, and (2) no later than 2:00 p.m. (Charlotte, North Carolina time) on said date, if the proposed funding is to be funded by Bank's cashier's check payable to the order of the recipient. Bank will make available the amount of the proposed Loan on the proposed funding date by the method approved by Bank.
    1.2 Repayment of Principal. Subject to the prepayment requirements of Paragraph 1.3 below and the required application of proceeds from the sale or other disposition of Mortgage Loans as provided in the Agreement, Borrower shall pay the principal amount of all Loans on the Termination Date.
    1.3 Borrowing Base Conformity.
                  (a) Borrower shall cause to be maintained with Bank, a Borrowing Base such that the Collateral Value of the Borrowing Base is not less than, at any date, the sum of the aggregate dollar amount of outstanding Loans.
                  (b) Borrower shall prepay to Bank upon telephonic or facsimile demand by Bank, on any day in the amount by which the aggregate principal amount of outstanding Loans exceeds the Collateral Value of the Borrowing Base, said prepayment to be made on the date on which demand is made by Bank if made prior to 4:00 p.m. (Charlotte, North Carolina time) or, if made later than 4:00 p.m. (Charlotte, North Carolina time), before 10:00 a.m. (Charlotte, North Carolina time) on the next Business Day.
                  (c) If, at such time as Borrower shall be required to prepay Loans under this Paragraph 1.3, there shall not have occurred and be continuing an Event of Default hereunder, in lieu of prepaying the Loans as required, Borrower may deliver to Bank additional Eligible Mortgage Loans such that the Collateral Value of the Borrowing Base, after giving effect to the inclusion of such Eligible Mortgage Loans in the Borrowing Base, shall be in compliance with the requirements of subparagraphs 1.3(a) and (b) above.

2. DELIVERY OF COLLATERAL. Borrower shall deliver the Collateral or cause the Collateral to be delivered to Bank, it being agreed and understood that all Mortgage Loans acquired or originated by Borrower following the date hereof which are intended by Borrower to constitute Eligible Mortgage Loans are to be delivered to Bank as provided herein. Delivery of Collateral consisting of Mortgage Loans shall be effected by delivery of the Required Documents therefor. Bank's responsibility to review such Collateral is limited to the review steps described on Exhibit E hereto, said review of Collateral delivered on any Business Day to be completed before the opening of business of Bank on the next succeeding Business Day; provided, however, that in the event Borrower delivers Collateral to Bank on any Business Day in an amount which exceeds Bank's reasonable capacity to review such Collateral before the opening of business of Bank on the next succeeding Business Day, Bank shall not be obligated to review such Collateral before the opening of business of Bank on the next succeeding Business Day but shall use its best efforts to do so. No Collateral will be included in the computation of the Collateral Value of the Borrowing Base until Bank's review thereof has been completed pursuant to this Paragraph. All Mortgage Loans at any time delivered to Bank hereunder shall be held by Bank in a fire resistant vault, drawer or other suitable depository maintained and controlled solely by Bank, conspicuously marked to show the interest of Bank therein and not commingled with any other assets or property of, or held by, Bank. Bank is not, and shall not at any time in the future be, subject, with respect to the Collateral, in any manner or to any extent, to the direction or control of Borrower except as expressly permitted hereunder or under the Agreement. Under no circumstances will Bank deliver possession of the Collateral to Borrower except in accordance with the express terms of the Agreement.

3. CONDITIONS TO MAKING LOANS. As conditions precedent to Bank's obligation to make any Loan under the Agreement, including the first Loan, and in addition to the conditions precedent set forth in the Agreement, at and as of the date thereof;

3.1 Loan Request. There shall have been delivered to Bank a Loan Request in the form of Exhibit C therefor.

3.2 Representations and Warranties. The representations and warranties of Borrower contained in the Agreement shall be accurate and complete in all respects as if made on and as of the date of such advance.

3.3 Borrowing Base Schedule. Borrower shall have delivered to Bank the most recent Borrowing Base Schedule in the form of Exhibit D hereto, certified by Borrower pursuant to Paragraph 5.2. In preparing any such reports Bank shall be entitled to rely, without independent investigation (other than the review steps described on Exhibit E hereto), on information supplied to Bank by Borrower.

3.4 No Event of Default. There shall not have occurred an Event of Default, and the making of such Loan will not create or give rise to an Event of Default;

3.5 Maximum Amount Not Exceeded. Following the funding of the requested Loan, the aggregate principal amount of all Loans outstanding will not exceed the lesser of: (a) the Maximum Loan Amount and (b) the Collateral Value of the Borrowing base.

4.    BANK'S REVIEW OF COLLATERAL.

4.1. Bank Review. Upon the receipt of Required Documents for any Mortgage Loan, Bank shall review the same and verify that:

               (a) All Required Documents relating to such item of Collateral appear regular on their face and are in Bank's possession; and

               (b) The statements set forth on Exhibit E hereto are accurate and complete in all respects.

4.2. Exceptions. Such verification for Collateral delivered shall be set forth in the Borrowing Base Schedule pursuant to Paragraph 5.2 below. If Bank notes any exception in the review described in subparagraph 4.1. (a) or
      (b) above or questions, in its reasonable discretion, the genuineness, regularity, propriety, or accuracy of any item of Collateral, Bank shall so note in the next such Borrowing Base Schedule delivered.

4.3. Additional Required Documents. Upon the occurrence and during the continuance of an Event of Default, and upon a demonstration of reasonable need at any other time, Bank may request that Borrower deliver to it the Additional Required Documents with respect to any Mortgage Loan, and Borrower hereby agrees to deliver such Additional Required Documents upon any such request therefor.

5.    COLLATERAL VALUE DETERMINATION.

5.1. Collateral Value Determination. No later than 1:00 p.m. (Charlotte, North Carolina time) on each Business Day (i) on which any Collateral is delivered to Bank by Borrower; (ii) on which any Collateral is released by Bank pursuant to Paragraph 6 below; (iii) on which any payment is received by Bank from Borrower or from a purchaser pursuant to Paragraph 6 below; or (iv) on which a Loan Request is made, Bank shall compute the Collateral Value of the Borrowing Base (a "Collateral Value Determination") as of 1:00 p.m. on such Business Day.

5.2. Borrowing Base Schedule. No later than 1:00 p.m. (Charlotte, North Carolina time) on each Business Day, Bank shall prepare and deliver to Borrower via facsimile a schedule showing the composition of the Borrowing Base in the form attached hereto as Exhibit D, on a per-Mortgage Loan basis, as of such time. Borrower shall certify as to the accuracy of such Borrowing Base Schedule and shall return such schedule, with such certification attached, to Bank via facsimile no later than 2:00 p.m. (Charlotte, North Carolina time) on each such Business Day.

6.    HANDLING AND SHIPPING OF COLLATERAL; SETTLEMENT ACCOUNT.

6.1. Release of Documents Against Trust Receipts. Prior to the occurrence of an Event of Default, Bank may in its sole discretion release documentation relating to Mortgage Loans to Borrower against a trust receipt executed by Borrower in the form of Exhibit F hereto. Borrower hereby represents and warrants that any request by Borrower for release of Collateral under this subparagraph 6.1 shall be solely for the purposes of correcting clerical or other non-substantial documentation problems in preparation of returning such Collateral to Bank for ultimate sale or exchange and that Borrower has requested such release in compliance with all terms and conditions of such release set forth herein and in the Agreement, including, without limitation, Paragraph 7 b of amendment No. 4 to the Agreement.

6.2. Shipping of Mortgage Loans to Purchasers. Prior to the occurrence of an Event of Default, upon delivery by Borrower to Bank of a shipping request in the form of that attached hereto as Exhibit G, Bank will transmit Mortgage Loans held by it as directed by Borrower to a purchase in connection with the sale thereof, such transmittal to be sent via Federal Express or another overnight courier approved by Borrower under cover of a transmittal letter in the form of that attached hereto as Exhibit H (or such other form as may be required under any government or other program pursuant to which the relevant Mortgage Loans are being shipped).

    In no event shall Bank have any obligation to obtain written Acknowledgement of receipt from the addressee of any transmittal letter or other communication sent by Bank hereunder.

6.3. Payment into Settlement Account. All amounts payable on account of the sale of Mortgage Loans (including, but not limited to a sale pursuant to a repurchase agreement) will be instructed to be paid directly by the purchaser to the Settlement Account. Borrower has granted to bank a security interest in and lien upon the Settlement Account and in any and all amounts at any time held therein as collateral security for the Loans and the Obligations.
6.4. Further Assurances. Prior to the occurrence of an Event of Default, Bank shall take such steps as it may be reasonably directed from time to time by Borrower in writing which are not inconsistent with the provisions of this Addendum and the Agreement and which Borrower deems necessary to enable Borrower to perform and comply with agreements for the sale or other disposition in whole or in part of Mortgage Loans.

7. ADDITIONAL OPERATING PROCEDURES. Borrower agrees to comply with the additional operating procedures relating to Loans made under the Agreement as described in the Bank's Specialty Finance Collateral Operations, Guide, a copy of which has been furnished to Borrower.

8. DEFINITIONS. For purposes of this Addendum and of the Agreement, the terms set forth below shall have the following meanings:

                  "Additional Required Documents" shall mean for any Mortgage Loan those items described on Exhibit B attached hereto.

                  "Business Day" shall mean any day other than a Saturday, a Sunday or a day on which banks in Philadelphia, Pennsylvania and Charlotte, North Carolina are authorized or obligated to close their regular banking business.

                  "Borrowing Base" shall mean at any date all Eligible Mortgage Loans delivered to and held by Bank or otherwise identified as Collateral under the Agreement as collateral security for the Obligations.

                  "Borrowing Base Schedule" shall mean a schedule prepared by Bank and certified to by Borrower in the form of that attached hereto as Exhibit D.

                  "Collateral Value of the Borrowing Base" shall mean at any date the sum of the Unit Collateral Values of all Eligible Mortgage Loans included in the Borrowing Base at such date.

                  "Corporate Base Rate" shall mean for any day a fluctuating interest rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with numbers of the Federal Reserve System averaged by Federal funds brokers for such day as reported by the Federal Reserve Bank of New York, or if no longer so reported then as published in Statistical Release
H.15 of the Federal Reserve System, or if such rate is not so published for any day, the average of the quotations for such day of such transactions received by Bank from three (3) Federal funds brokers of recognized standing selected Bank.

                  "Fair Market Value" shall mean, with respect to any Mortgage Loan, the market bid price obtainable for such Mortgage Loan, as determined on a reasonable basis by Bank (based upon whole loan prices currently available to Borrower) at such time as it shall elect.

                  "Loan Request" shall mean a request for a Loan conveyed to Bank from a duly authorized employee of Borrower, with such request to be confirmed in writing upon the request Bank and to be in the form of Exhibit C hereto.

                  "Prime Rate" shall mean a rate per annum equal to the rate announced from time to time by Bank to be its "Prime Rate" as such "Prime Rate" may change from time to time, said changes to occur on the first date the "Prime Rate" changes; it being understood that the "Prime Rate" is the rate announced by Bank from time to time as its "Prime Rate" and is not necessarily the lowest interest rate charged by Bank to its customers.

                  "Required Documents" shall mean for any Mortgage Loan those items described on Exhibit A attached hereto.

Exhibit (11)   Statement Re: Computation of Basic Earnings Per Share and Diluted
               Earnings per Share

                                             Three Months Ended June 30,             Six Months Ended June 30,
                                             ---------------------------             -------------------------
                                              1999              1998                 1999              1998
                                              ----              ----                 ----              ----
Numerator:
     Net Income                             $3,298,000        $2,143,000           $3,864,000       $2,413,000

Denominator:
     Basic weighted average shares           3,361,000         3,263,000            3,331,000        3,243,000
     Effect of Stock Options                   214,000           212,000              238,000          184,000
                                           -----------------------------         -----------------------------
      Diluted weighted average shares        3,575,000         3,475,000            3,569,000        3,427,000
                                           =============================         =============================

Basic Earnings per Share                      $   0.98           $  0.66              $  1.16          $  0.74
                                           =============================         =============================

Diluted Earnings Per Share                    $   0.92           $  0.62              $  1.08          $  0.70
                                           =============================         =============================