Form 10-Q
period 1999-09-30
DEWOLFE COMPANIES INC
filed 1999-11-10
CIK 888138

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       OR

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



                                 (781) 863-5858
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date (October 29, 1999)

Common Stock, par value $.01 per share 3,371,148 shares

                          THE DEWOLFE COMPANIES, INC.



                                      INDEX

PART I.      FINANCIAL INFORMATION                                                          PAGE NO.

Item 1.      Financial Statements (Unaudited)


             Condensed Consolidated Balance Sheets as of                                    3
             September 30, 1999 and December 31, 1998


             Condensed Consolidated Statements of Income for the                            4
             Three Months and Nine Months ended September 30, 1999
             and 1998


             Condensed Consolidated Statements of Cash Flows for                            5
             the Nine Months ended September 30, 1999 and 1998


             Notes to Condensed Consolidated Financial Statements                           6
             September 30, 1999


Item 2.      Management's Discussion and Analysis of Financial Condition and                7
             Results of Operations


PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                               11


                          THE DEWOLFE COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                                                   September 30, 1999  December 31, 1998
                                                                                         -------------------------------------
CURRENT ASSETS
     Cash and cash equivalents                                                             $  7,482,000           $  6,171,000
     Commissions receivable, net of allowance of $1,397,000 at September 30, 1999
      and $826,000 at December 31, 1998                                                      28,982,000             17,227,000
     Mortgage loans held for sale                                                            12,148,000             24,289,000
     Note receivable from stockholder                                                            66,000                 66,000
     Prepaid expenses and other current assets                                                1,314,000                548,000
                                                                                           ------------           ------------
        TOTAL CURRENT ASSETS                                                                 49,992,000             48,301,000

PROPERTY AND EQUIPMENT
     Furniture and equipment                                                                  8,777,000              8,177,000
     Land, building and improvements                                                          4,038,000              4,230,000
                                                                                           ------------           ------------
                                                                                             12,815,000             12,407,000
     Accumulated depreciation and amortization                                               (5,599,000)            (5,622,000)
                                                                                           ------------           ------------
        NET PROPERTY AND EQUIPMENT                                                            7,216,000              6,785,000

OTHER ASSETS
      Excess of cost over value in net assets acquired, net of accumulated amortization
      of $1,719,000 at September 30, 1999 and $1,206,000 at December 31, 1998                10,901,000              6,568,000
      Other assets                                                                            3,312,000              1,998,000
                                                                                           ------------           ------------
TOTAL ASSETS                                                                               $ 71,421,000           $ 63,652,000
                                                                                           ------------           ------------
                                                                                           ------------           ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank                                                                    $  9,944,000           $ 23,825,000
     Current portion of long-term debt                                                        1,612,000                896,000
     Current portion of obligations under capital leases                                        790,000              1,037,000
     Commissions payable                                                                     20,035,000             11,643,000
     Accounts payable and accrued expenses                                                    5,562,000              4,132,000
     Deferred mortgage fee income                                                               180,000                216,000
     Dividend payable                                                                                --                389,000
                                                                                           ------------           ------------
        TOTAL CURRENT LIABILITIES                                                            38,123,000             42,138,000

Long-term debt, net of current portion                                                       14,210,000              7,091,000
Obligations under capital leases, net of current portion                                        558,000              1,104,000
Non-compete agreements and consulting agreements payable                                        325,000                248,000
                                                                                           ------------           ------------
TOTAL LIABILITIES                                                                            53,216,000             50,581,000

Commitments and Contingencies

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 3,000,000 shares authorized; none outstanding Common stock, $.01 par value; 10,000,000 shares authorized;
     3,619,628 shares issued at September 30, 1999 and 3,474,108 shares issued
     at December 31, 1998                                                                        36,000                 35,000
     Additional paid-in capital                                                               7,617,000              6,842,000
     Retained earnings                                                                       12,869,000              7,903,000
     Treasury stock (251,611 shares at September 30, 1999
     and at December 31, 1998), at cost                                                      (1,439,000)            (1,439,000)
     Notes receivable from sale of stock                                                       (878,000)              (270,000)
                                                                                           ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                                   18,205,000             13,071,000
                                                                                           ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 71,421,000           $ 63,652,000
                                                                                           ------------           ------------
                                                                                           ------------           ------------

            See notes to condensed consolidated financial statements

                          THE DEWOLFE COMPANIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                              Three Months Ended September 30,               Nine Months Ended September 30,
                                                          1999                   1998                   1999                   1998
                                                          ----                   ----                   ----                   ----
Revenues:
  Real estate brokerage                            $44,290,000            $31,046,000           $134,936,000           $101,861,000
  Mortgage                                           1,470,000              1,407,000              3,862,000              3,302,000
  Insurance                                            297,000                203,000                917,000                349,000
  Other                                                407,000                117,000                872,000                305,000
                                                  ---------------------------------------------------------------------------------
  TOTAL REVENUES                                    46,464,000             32,773,000            140,587,000            105,817,000

Commission Expense                                  29,578,000             19,690,000             89,581,000             65,305,000
                                                  ---------------------------------------------------------------------------------
NET REVENUES                                        16,886,000             13,083,000             51,006,000             40,512,000

Operating Expenses:
   Compensation and benefits                         6,518,000              5,081,000             18,485,000             14,665,000
   Facilities                                        1,969,000              1,570,000              5,668,000              4,728,000
   General and administrative                        3,693,000              2,785,000             10,099,000              8,255,000
   Marketing and promotion                           1,907,000              1,715,000              5,320,000              4,979,000
   Communications                                      624,000                472,000              1,757,000              1,373,000
   Acquisition related costs                           243,000                 30,000                504,000                390,000
                                                  ---------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                            14,954,000             11,653,000             41,833,000             34,390,000
                                                  ---------------------------------------------------------------------------------
OPERATING INCOME                                     1,932,000              1,430,000              9,173,000              6,122,000

Other Income (Expenses):
   Interest expense                                   (592,000)              (631,000)            (1,592,000)            (1,553,000)
   Interest income                                     528,000                547,000              1,312,000              1,164,000
                                                  ---------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                           1,868,000              1,346,000              8,893,000              5,733,000
Income Taxes                                           766,000                581,000              3,927,000              2,555,000
                                                  ---------------------------------------------------------------------------------
Net Income                                          $1,102,000              $ 765,000            $ 4,966,000            $ 3,178,000
Basic earnings per share                              $   0.33               $   0.23              $    1.49              $    0.98
Diluted earnings per share                            $   0.30               $   0.22              $    1.39              $    0.92

Basic weighted average shares outstanding
                                                     3,365,000              3,272,000              3,343,000              3,253,000
Diluted weighted average shares outstanding
                                                     3,618,000              3,466,000              3,579,000              3,438,000





            See notes to condensed consolidated financial statements

                          THE DEWOLFE COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Nine Months Ended September 30,
                                                                                                 1999                       1998
                                                                                                 ----                       ----
OPERATING ACTIVITIES
       Net Income                                                                             $  4,966,000             $  3,178,000
       Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
       Depreciation                                                                              2,281,000                2,437,000
       Amortization                                                                                995,000                  681,000
       Additions to valuation allowance for mortgage servicing rights                               31,000                   87,000
       Gain on sale of mortgage loans, net                                                      (3,684,000)              (3,204,000)
       Change in Assets and Liabilities:
       Increase in commissions receivable                                                       (8,672,000)              (6,601,000)
       (Increase) decrease in prepaid expenses and other current assets                           (199,000)               1,684,000
       Increase in other assets                                                                   (223,000)                 (87,000)
       Mortgage loans held for sale                                                           (285,533,000)            (256,253,000)
       Proceeds from mortgage loan sales                                                       301,051,000              248,489,000
       Increase in commissions payable                                                           6,604,000                4,408,000
       Increase in accounts payable and accrued expenses                                           784,000                1,619,000
       (Decrease) increase in deferred mortgage fee income                                         (36,000)                 188,000
                                                                                         -----------------         ----------------
       Total Adjustments                                                                        13,399,000               (6,552,000)
                                                                                         -----------------         ----------------
        Cash provided by (used in) operating activities                                         18,365,000               (3,374,000)

INVESTING ACTIVITIES
      Expenditures for business combinations, net of cash acquired                              (5,723,000)              (4,997,000)
      Expenditures for property and equipment                                                   (1,273,000)              (1,330,000)
                                                                                         -----------------         ----------------
      Cash used in investing activities                                                         (6,996,000)              (6,327,000)
FINANCING ACTIVITIES
      Net borrowings under revolving line of credit                                                    ---               (1,500,000)
      Net borrowings on note payable, bank                                                     (13,881,000)              10,374,000
      Note receivable from stockholder                                                                 ---                   25,000
      Borrowing on acquisition line of credit                                                    5,977,000                5,025,000
      Notes receivable from sale of stock                                                         (608,000)                (270,000)
      Repayment of long-term debt                                                               (1,862,000)              (1,487,000)
      Purchase of treasury stock                                                                       ---                 (418,000)
      Issuance of common stock                                                                     705,000                  351,000
      Payment of common stock dividend                                                            (389,000)                     ---
                                                                                         -----------------         ----------------
      Cash (used in) provided by financing activities                                          (10,058,000)              12,100,000
                                                                                         -----------------         ----------------
      Net increase in cash and cash equivalents                                                  1,311,000                2,399,000
      Cash and cash equivalents at beginning of period                                           6,171,000                2,542,000
                                                                                         -----------------         ----------------
      Cash  and cash equivalents at end of period                                             $  7,482,000             $  4,941,000
                                                                                         -----------------         ----------------
                                                                                         -----------------         ----------------
Supplemental disclosure of non-cash activities:
      Leases capitalized and property and equipment financed                                  $  1,178,000              $   765,000
Supplemental disclosure of cash flow information:
      Cash paid for interest                                                                  $  1,519,000             $  1,496,000

            See notes to condensed consolidated financial statements

                          THE DEWOLFE COMPANIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain prior year balances have been reclassified to conform with current year presentation.

NOTE 2- SEGMENT REPORTING

The Company has three reportable operating segments, based upon its services: real estate, including both real estate brokerage and relocation services; mortgage banking; and insurance services. The Company evaluates its segments based on pre-tax income. Financial information for the three operating segments is provided in the following table.


                                                  Three Months Ended September 30,           Nine Months Ended
                                                                                               September 30,
                                                       1999              1998              1999             1998
                                                       ----              ----              ----             ----
Revenues:
   Real Estate                                        $44,697,000       $31,163,000      $135,808,000     $102,166,000
   Mortgage Banking                                     1,470,000         1,407,000         3,862,000        3,302,000
   Insurance Services                                     297,000           203,000           917,000          349,000
                                                      -----------       -----------      ------------     ------------
Total Segment Revenues                                $46,464,000       $32,773,000      $140,587,000     $105,817,000
                                                      -----------       -----------      ------------     ------------
                                                      -----------       -----------      ------------     ------------
Pre-tax Income (Loss)
   Real Estate                                         $1,529,000         $ 919,000        $8,226,000       $5,064,000
   Mortgage Banking                                       495,000           515,000         1,001,000          899,000
   Insurance Services                                    (156,000)          (88,000)         (334,000)        (230,000)
                                                      -----------       -----------      ------------     ------------
Total Segment Pre-tax Income                           $1,868,000        $1,346,000        $8,893,000       $5,733,000
                                                      -----------       -----------      ------------     ------------
                                                      -----------       -----------      ------------     ------------
Balance at September 30:
Assets
   Real Estate                                                                            $53,007,000      $36,605,000
   Mortgage Banking                                                                        16,514,000       26,831,000
   Insurance Services                                                                       1,900,000        1,460,000
                                                                                          -----------      -----------
Total Segment Assets                                                                      $71,421,000      $64,896,000
                                                                                          -----------      -----------
                                                                                          -----------      -----------

                          THE DEWOLFE COMPANIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income in the third quarter of 1999 increased 44% to $1.1 million as compared to net income of $765,000 in the third quarter of 1998. Net income for the first nine months of 1999 increased 56% to $5.0 million as compared to net income of $3.2 million for the first nine months of 1998. The increase in the 1999 earnings was primarily attributed to continued growth in the Company's existing real estate markets and the effect of business combinations.

BUSINESS COMBINATIONS

During the first nine months of 1999, the Company acquired seven real estate companies in New England. The combined purchase price of these acquisitions was $7.8 million in cash and guaranteed payments, plus contingent payments not to exceed $2.1 million.

RESULTS OF OPERATIONS

REAL ESTATE BROKERAGE REVENUES:

Real estate brokerage revenues increased 43% in the third quarter of 1999 to $44.3 million, an increase of $13.2 million over the third quarter of 1998. For the first nine months of 1999, real estate brokerage revenues increased 32% to $134.9 million, an increase of $33.1 million as compared to the first nine months of 1998. The increase in real estate brokerage revenues is primarily attributed to continued growth in the Company's existing markets and the effect of business combinations. The Company's growth in its existing markets is attributed to the continued strong economy and the generally low interest rate environment combined with the Company's integrated homeownership service marketing strategy.

Real estate brokerage revenues includes revenue from relocation services of $1.8 million in both the third quarter of 1999 and 1998. Real estate brokerage revenues from relocation services were $5.7 million for the first nine months of 1999, as compared to $5.4 million for the first nine months of 1998, an increase of 6%. The increase for the first nine months of 1999 was primarily due to an increase in the number of corporate services clients as well as the Company's expansion into new markets.

Net revenues from real estate brokerage increased 30% or $3.4 million in the third quarter of 1999 to $14.7 million, and increased 24% or $8.8 million for the first nine months of 1999 to $45.4 million. Net real estate brokerage revenues as a percentage of real estate brokerage revenues were 33% and 37% for the third quarter of 1999 and 1998, respectively and 34% and 36% for the first nine months of 1999 and 1998, respectively. The decrease in net real estate brokerage revenues as a percentage of real estate brokerage revenues for the quarter and nine months ended September 30, 1999 is primarily due to lower net margins in the Company's new markets from acquisitions as well as a higher percentage of co-brokered home sales as compared to the same periods in 1998.

Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and prevailing market rates for sales associates commission structures.

MORTGAGE REVENUES:

Mortgage revenues increased 4% in the third quarter of 1999 to $1.5 million, an increase of $63,000 compared to the third quarter of 1998. For the first nine months of 1999, mortgage revenues increased

                          THE DEWOLFE COMPANIES, INC.
17% to $3.9 million, an increase of $560,000 as compared to the same period in 1998. The increase for the quarter and nine months ended September 30, 1999 is primarily due to an increase in closed loan volume, which the Company believes was caused by the continued generally low interest rate market, and the Company's expansion into new markets.

The Company's closed loan volume in the third quarter of 1999 and 1998 was $128.8 million and $120.8 million, respectively. For the first nine months of 1999 and 1998 closed loan volume was $361.4 million and $312.5 million, respectively.

INSURANCE REVENUES:

Insurance revenues increased 46% in the third quarter of 1999 to $297,000 an increase of $94,000 from the third quarter of 1998. For the first nine months of 1999, insurance revenues increased 163% to $917,000, an increase of $568,000 as compared to the first nine months of 1998. The increase for the third quarter was primarily due to a higher percentage of real estate brokerage customers purchasing their insurance through the Company. The increase for the first nine months was primarily due to the acquisition of the personal lines business of the Curtin Insurance Agency, Inc. in May 1998, as well as a higher percentage of real estate brokerage customers purchasing their insurance through the Company.

OPERATING EXPENSES:

Operating expenses increased 28% in the third quarter of 1999 to $15.0 million, an increase of $3.3 million from the third quarter of 1998. Operating expenses increased 22% for the first nine months of 1999 to $41.8 million, an increase of $7.4 million, compared to the first nine months of 1998. Operating expenses as a percentage of net revenues were 89% for the third quarter of 1999 and 1998. Operating expenses as a percentage of net revenues were 82% and 85% for the nine months ending September 30, 1999 and 1998, respectively. The increase in operating expenses in the third quarter and first nine months of 1999 are primarily due to costs associated with the increase in the Company's overall business and non-recurring expenses for costs related to acquisitions. Non-recurring expenses related to acquisitions were $243,000 and $30,000 for the quarter ended September 30, 1999 and 1998, respectively and $504,000 and $390,000 for the nine months ending September 30, 1999 and 1998, respectively.

INTEREST EXPENSE AND INTEREST INCOME:

Interest expense decreased by $39,000 in the third quarter of 1999 as compared to 1998 and increased by $39,000 for the first nine months of 1999 as compared to 1998. The decrease in the third quarter of 1999 as compared to 1998 is primarily due to a decrease of $156,000 in interest on the mortgage warehouse line of credit, offset by additional interest of $117,000 related to financing of acquisitions. The increase for the first nine months of 1999 as compared to 1998 is primarily due to an increase of $239,000 in interest related to the financing of acquisitions partially offset by a decrease of $200,000 in interest on the mortgage warehouse line of credit. The changes in interest on the mortgage warehouse line of credit were primarily due to the average balances on the mortgage loans held for sale for the three months and nine months ending September 30, 1999, as compared to the same periods in 1998.

Interest income decreased by $19,000 in the third quarter of 1999 as compared to 1998 and increased by $148,000 for the first nine months of 1999 as compared to 1998. The decrease in the third quarter of 1999 was primarily due to decreased interest earned on originated mortgage loans held for sale partially offset by net additional interest earned on bank accounts. The increase for the first nine months of 1999 was primarily due to additional interest earned on originated mortgage loans held for sale of $102,000 and $46,000 in net additional interest earned on bank accounts. The changes in mortgage loan interest were primarily due to the average balances on the mortgage loans held for sale for the three months and nine months ending September 30, 1999, as compared to the same periods in 1998. The change in net interest earned on bank accounts was primarily due to balances kept in escrow and operating bank

                          THE DEWOLFE COMPANIES, INC.
accounts and interest rates earned on these accounts.

LIQUIDITY AND SOURCES OF CAPITAL

Cash and cash equivalents at September 30, 1999 and 1998 were $7.5 million and $4.9 million, respectively. Cash provided by operating activities for the first nine months of 1999 was $18.4 million as compared to cash used in operating activities of $3.4 million for the first nine months of 1998. The changes in cash provided by or used in operating activities in the first nine months of 1999 and 1998 were primarily due to the decreases or increases in the Company's mortgage loans held for sale which were funded by the Company's mortgage warehouse line of credit with First Union National Bank and by cash generated by net earnings. Net cash provided relating to decreases in mortgage loans held for sale was $15.5 million for the first nine months of 1999 as compared to net cash used of $7.8 million for the first nine months of 1998.

Cash expenditures for property and equipment totaled $1.3 million in the first nine months of 1999 and 1998. Capital spending during this period was primarily attributed to the Company's investment in improvements to acquired and existing sales offices and upgrades to systems and technology. The Company intends to continue to make expenditures for property and equipment in order to maintain the standards for a quality appearance and processing systems in all of the Company's locations.

The Company has various credit arrangements with BankBoston, N.A., including a $20.0 million acquisition line of credit and a revolving line of credit of $5.0 million. Additionally, the arrangements provide for a term note of $725,000 and an equipment lease line of credit and chattel mortgage financing of $4.0 million. In October, 1999, the terms of the $20.0 million acquisition line of credit were amended to extend the borrowing period to March, 2001, at which time the line will be converted to a five year term note.

The outstanding amount of the acquisition line of credit was $11.1 million and $5.0 million at September 30, 1999 and 1998, respectively. There was no outstanding amount under the revolving line of credit at September 30, 1999 and 1998. The remaining outstanding balance of the term note was $300,000 and $600,000 at September 30, 1999 and 1998, respectively. The Company had outstanding balances under lease lines of credit and chattel mortgage financing of $2.8 million and $2.3 million at September 30, 1999 and 1998, respectively.

In connection with the mortgage loan activity, the Company maintains a $40.0 million mortgage warehouse line of credit with First Union National Bank that is used to finance mortgage loans that it originates. The credit line had outstanding balances of $9.9 million and $22.6 million at September 30, 1999 and 1998, respectively.

In May of 1998, the Company authorized an increase in the amount of the Company's stock that may be repurchased under its stock repurchase plan to a total of $1.9 million. At September 30, 1999 the Company had acquired a total of $1.3 million of stock under the plan. There were no repurchases during the first nine months of 1999.

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

STATE OF READINESS AND COST: The majority of the Company's various hardware systems were scheduled for replacement as part of the Company's ongoing technology upgrade. The total cost to update these systems related to Y2000 approximates $400,000. The hardware upgrade has been substantially completed and the most critical elements were completed during the first quarter of 1999. As such, the Company does not feel that these upgrades will materially affect the Company's business or capital requirements.

The Company does not believe the cost to update its information software systems related to Y2000 to be material. Several of the Company's systems, which are not yet Y2000 compliant, are currently in process of being replaced as part of the Company's ongoing technology upgrade. The Company has substantially completed replacing the systems which were not Y2000 compliant at September 30. The Company expects to be fully compliant early in the fourth quarter.

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

                          THE DEWOLFE COMPANIES, INC.

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



Date:  November 10, 1999                THE DEWOLFE COMPANIES, INC.

                                        By:  /s/ James A. Marcotte
                                             ---------------------------
                                             James A. Marcotte
                                             Senior Vice President
                                             and Chief Financial Officer

                          THE DEWOLFE COMPANIES, INC.

                                  EXHIBIT INDEX
                          September 30, 1999 Form 10-Q



ITEM            DESCRIPTION

10              First Amendment to Second Amended and Restated
                Credit and Security Agreement dated October 1,
                1999 by and among The DeWolfe Company, Inc.,
                DeWolfe Relocation Services, Inc., Referral
                Associates of New England, Inc., The DeWolfe
                Insurance Agency, Inc., Hillshire House, Inc., and Real Estate Referral, Inc., J.W. Riker
                Northern RI Inc., Mark Stimson Associates, and
                Paul G. Jevne, Inc., The DeWolfe Companies, Inc., and BankBoston, N.A.

11 Statement re: Computation of Basic earnings per share and Diluted earnings per share

27              Financial Data Schedule
