Form 10-K
period 1999-12-31
DEWOLFE COMPANIES INC
filed 2000-03-24
CIK 888138

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (781) 863-5858

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           COMMON STOCK $.01 PAR VALUE                           AMERICAN STOCK EXCHANGE
--------------------------------------------------  --------------------------------------------------
                 (Title of class)                      (Name of each exchange on which registered)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of March 1, 2000 (based on the closing sale price as reported on AMEX on such date) was $5,652,049.

    The number of shares outstanding of the Registrant's Common Stock as of March 1, 2000 was 3,360,019.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000, are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    The DeWolfe Companies, Inc. (the "Company") is an integrated homeownership services company, primarily engaged in the business of providing sales and marketing services to consumers in connection with residential real estate transactions. In addition, the Company originates and services residential mortgage loans, markets insurance products, and provides corporate and employee relocation and related services to a variety of clients. As such, the Company describes the services that it renders as "homeownership" services. The Company concentrates primarily in the residential segment of the real estate market. Accordingly, for financial purposes the Company views itself as having three reportable operating segments: real estate, including both real estate brokerage and relocation services; mortgage banking; and insurance services. For additional segment information, see Note L of the Notes to Consolidated Financial Statements. The Company is the largest homeownership company in New England where its services are offered in Massachusetts, New Hampshire, Maine, Connecticut and Rhode Island.

    The Company was incorporated in Massachusetts in 1984 at which time it acquired The DeWolfe Company, Inc., which had been incorporated in 1975 as the successor to a real estate brokerage business originally founded in 1949 by the family of the Company's Chairman and Chief Executive Officer, Richard B. DeWolfe. The DeWolfe Companies, Inc. is the parent corporation of four principal subsidiary corporations, which are the Company's operating entities: The DeWolfe Company, Inc. and its subsidiaries provide residential real estate sales and marketing services; DeWolfe Mortgage Services, Inc. originates and services residential real estate mortgage loans; DeWolfe Relocation Services, Inc., and its subsidiaries provide relocation services; and The DeWolfe Insurance Agency, Inc. provides insurance products to the Company's customer base. The Company and its subsidiaries do business under the trade name "DeWolfe". References in this Report to the business and operations of the Company include the business and operations of the Company and its consolidated subsidiaries.

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

RELOCATION SERVICES

    Through DeWolfe Relocation Services, Inc. ("DRS"), and its subsidiaries, the Company offers to employers a variety of specialized services primarily concerned with facilitating the resettlement of transferred employees. These services include sales and marketing of transferees' existing homes for their corporate employer, assistance in finding new homes, moving services, educational and school placement counseling, customized videos, property marketing assistance, rental assistance, area tours, international relocation, group move services, marketing and management of foreclosed properties, career counseling, spouse/partner employment assistance, financial services, and employee buyout funding. Clients can select these programs and services on a fee basis according to their needs.

    In September 1997, the Company entered into an agreement with Reliance Relocation Services, Inc. ("RELO") to provide relocation services to the RELO network. The RELO organization comprises a network of 1,100 independent real estate brokerage firms, which includes 45% of the nation's largest real estate firms and provides new relocation opportunities with firms on a national level. The Company is a founding member and shareholder of RELO.

    DRS generated approximately 18% of the Company's real estate sales dollar volume (aggregate sales price) in 1999 and 1998. The alliance with RELO accounted for approximately 6% and 5% of DRS transactions for the years ended December 31, 1999 and 1998, respectively.

REAL ESTATE BROKERAGE REVENUES

    The following table summarizes the Company's revenues from residential real estate transactions, including relocation, for the periods indicated:

                                                              YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------------------------------
                                                     PERCENT                 PERCENT                 PERCENT
                                           1999      INCREASE      1998      INCREASE      1997      INCREASE
                                        ----------   --------   ----------   --------   ----------   --------
                                                            (DOLLAR AMOUNTS IN THOUSANDS)
Number of Transactions................      25,654     35.3%        18,966     29.9%        14,599      3.0%
Aggregate Sales Price.................  $5,541,597     30.7%    $4,239,029     34.0%    $3,162,960     13.1%
Real Estate Brokerage Revenues........  $  171,725     32.4%    $  129,735     30.1%    $   99,711     11.7%
Net Real Estate Brokerage Revenues....  $   57,616     24.8%    $   46,170     29.7%    $   35,600      9.4%

    Real estate brokerage revenues accounted for 96%, 96% and 97% of total revenues and net real estate brokerage revenues accounted for 89%, 89% and 91% of net revenues of the Company for the years ended December 31, 1999, 1998 and 1997, respectively.

MORTGAGE BANKING

    The Company, through its wholly owned subsidiary, DeWolfe Mortgage Services, Inc. ("DMS"), is engaged in the residential mortgage business, which involves the origination, sale and servicing of mortgage loans for one-to-four family residences. The Company primarily originates and services loans for purchases of properties located in Massachusetts, New Hampshire, Connecticut, Rhode Island and Maine. The majority of these loans are for home sales transactions in which the Company also acts as a broker. The term "origination" refers generally to the process of providing mortgage financing for the purchase of property directly to the purchaser or for refinancing an existing mortgage. The Company primarily funds mortgage loans under a $40.0 million line of credit with First Union National Bank. The majority of its mortgage loans are funded by the line of credit and the remainder of the loans are funded by investors at closing. The Company sells the loans that it funds through the line of credit to investors in the secondary mortgage market. The Company has correspondent relationships with several financial institutions (investors or wholesale lenders) to whom it sells some of the mortgage loans that it originates. These sales are pursuant to a pre-closing commitment from the investor at a specified price, based upon a specified interest rate and type of mortgage loan. These relationships are governed by contracts which establish procedures for registering certain types of loans, including submitting complete loan packages for approval, meeting conditions established by the investors, funding the loans, delivering the closed loan package, and assigning the loan to the investor. The Company originates "conventional" mortgage loans, as well as loans that are guaranteed or insured by agencies of the federal government, secured by one-to-four family residential properties (including condominiums), that comply with the requirements for sale to either the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company also originates "jumbo" loans (conventional loans that exceed the maximum amounts qualifying for sale to FNMA or FHLMC but that otherwise generally comply with FNMA or FHLMC requirements) and other loans that do not comply with FNMA or FHLMC requirements but that do comply with requirements for sale to private investors.

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

    Mortgage loan origination revenue consists primarily of loan origination fees, application and investor fees paid by the borrowers, originated mortgage servicing rights capitalized and service release premiums paid by the investors. Mortgage revenues are offset by direct loan origination costs, which consist of commissions paid to the Company's mortgage consultants and appraisal fees and credit report fees paid to third parties. The Company recognizes mortgage origination revenues and costs when the sale of a mortgage loan is consummated. DeWolfe Mortgage Services, Inc. is licensed as both a mortgage lender and as a mortgage broker in Massachusetts, New Hampshire, Rhode Island, Maine and Connecticut.

    The following table summarizes the Company's mortgage origination and servicing activities for the periods indicated:

                                                       PERCENT               PERCENT               PERCENT
FOR THE YEAR ENDED DECEMBER 31:               1999     INCREASE     1998     INCREASE     1997     INCREASE
-------------------------------             --------   --------   --------   --------   --------   --------
                                                             (DOLLAR AMOUNTS IN THOUSANDS)
Mortgages Originated and Closed...........     2,939      9.7%       2,678     41.0%       1,899      3.0%
Closed Loan Volume........................  $451,894      5.1%    $429,899     46.6%    $293,178      7.0%
Mortgage Revenues.........................  $  4,679      0.0%    $  4,680     65.8%    $  2,822     10.1%
Balance at December 31:
Loans Serviced for Others.................  $110,534     30.4%    $ 84,740    108.1%    $ 40,715    245.5%
Originated Mortgage Servicing Rights,
  Net.....................................  $    969     27.8%    $    758    155.2%    $    297    253.6%

INSURANCE SERVICES

    In 1996, the Company commenced its insurance agency business and began acting as an insurance agent, advising customers as to their insurance needs and the appropriate types and amounts of coverage, placing coverage on their behalf with insurers directly or through wholesale insurance brokers, and assisting them with any subsequent claims. In return for these services, the Company's customers pay premiums based upon the type and amount of coverage purchased and the insurer remits to the Company a commission for sale of the coverage. Premium and commission rates vary in amount depending upon the type of insurance coverage provided, the insurance company underwriting the coverage and other factors. Gross commission revenues from insurance were $1.2 million in 1999 and $585,000 in 1998. In May 1998 DeWolfe Insurance Agency, Inc. acquired the personal lines business of the Curtin Insurance Agency, Inc., which included approximately 5,000 policyholders.

MARKETING

    The Company's real estate sales and marketing, mortgage banking, insurance, and relocation services are marketed by a multimedia program conducted throughout Massachusetts, New Hampshire, Rhode Island, Connecticut, and Maine. This program includes direct mail, newspaper, internet (through dewolfe.com), catalog, radio and television advertising. In addition, the integrated nature of the Company's services is designed to produce a flow of customers from its sales and marketing business to its mortgage and insurance businesses.

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

    In the Company's traditional business of residential real estate sales and marketing, the Company competes primarily with franchise real estate organizations, such as Century-21, ERA, Realty World, GMAC Home Services, RE/MAX, The Prudential, and Coldwell Banker; and multi-office independent real estate organizations. The Company believes that its major competitors in 2000 will be franchise organizations, such as RE/MAX and Coldwell Banker. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and price.

    The Company's relocation business is fully integrated with its residential real estate sales and marketing business. Accordingly, the Company's major competitors are many of the same franchise organizations previously noted. Competition in the relocation business is based primarily on level of service, reputation, personal contact and recently to a greater extent, price.

    In its mortgage loan origination business, the Company competes with other mortgage originators, such as mortgage bankers, state and national banks, and thrift institutions. Many of the Company's competitors for mortgage services have substantially greater resources than the Company. The Company competes for loan origination business based on services offered, price and available terms, and its ability to obtain referrals through its sales and marketing services. DMS employs full-time mortgage consultants who are assigned to various Company real estate offices. The mortgage consultants originate mortgage loans almost exclusively, from the Company's real estate customers.

    In its insurance business, the Company competes with other insurance agencies, brokerages, direct writers and mass marketers of personal insurance products. The Company competes for insurance business on the basis of the products and pricing structures of several national and regional carriers. New business is generated from the real estate company referrals and discounted group programs.

GOVERNMENT REGULATION

    Several facets of the Company's business are subject to government regulation. For example, the Company's real estate sales and marketing subsidiaries are licensed as real estate brokers in the states in which they conduct their real estate brokerage businesses. In addition, the Company's real estate sales associates must be licensed as real estate brokers or salespersons in the states in which they conduct business. Future expansion of the Company's operations into new geographic markets may subject it to similar licensing requirements in other states.

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

TRADE NAMES

    The name "DeWolfe" (registered in Massachusetts, New Hampshire, Connecticut, Rhode Island, and Maine), the DeWolfe logotype, and the tagline "One Stop and You're Home" are used extensively in the Company's businesses. These service marks are material to the business of the Company and have been registered in the applicable states. The tagline "One Stop and You're Home" has also been registered federally. In addition, the Company continues to use the trade names of certain companies that it has acquired.

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

                                                               PERCENTAGE OF REVENUES
                                                       --------------------------------------
                                                         1999           1998           1997
                                                       --------       --------       --------
First Quarter........................................    20.8%          22.3%          21.7%
Second Quarter.......................................    31.8%          31.6%          29.2%
Third Quarter........................................    26.0%          24.2%          26.5%
Fourth Quarter.......................................    21.4%          21.9%          22.6%
                                                         ----           ----           ----
                                                          100%           100%           100%
                                                         ====           ====           ====

WORK FORCE

    At December 31, 1999 the Company's total work force numbered 2,746 people, including 519 employees (including 80 mortgage banking personnel), 2,219 real estate sales associates and 8 relocation associates. The Company believes that its relations with its personnel are satisfactory and none of its employees is represented by a union. All of its real estate sales associates are independent contractors. As independent contractors, the real estate sales associates are paid by commission solely on the basis of closed sales transactions. Mortgage consultants are paid primarily on the basis of closed mortgage loans.

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

    The Company expects to fund all or a portion of future acquisitions through credit facilities negotiated with the principals of the acquired Companies or with institutional lenders. Additionally, the Company may continue to issue shares of its common stock to complete acquisitions and in some cases the Company may grant registration rights to the sellers in such acquisitions. As a result, resales of shares issued in such acquisitions may affect the market price of the Company's stock, depending on the number of shares sold in any particular period.

    During 1999, the Company completed the acquisition of ten real estate brokerage firms, including J.W. Riker Northern Rhode Island, Inc. and Mark Stimson Associates and Mark Stimson Real Estate Network, Inc.

    During 1998, the Company completed the acquisition of four real estate brokerage firms, including Dollar Dry Dock Real Estate, Inc. ("DDD") and its wholly-owned subsidiary, The Heritage Group, Inc. Additionally, in May 1998, DeWolfe Insurance Agency, Inc. acquired the personal lines business of the Curtin Insurance Agency, Inc., which included approximately 5,000 policyholders.

    See page 10 of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    DIVERSIFICATION

    The Company has expanded by entering businesses related to homeownership such as mortgage banking and insurance. The Company expects to continue to investigate other revenue producing services providing a better range of products and quality of service related to homeownership.

ITEM 2. PROPERTIES

    The Company's principal executive offices are located at 80 Hayden Avenue, Lexington, Massachusetts where it leases approximately 36,500 square feet of space under a lease which requires rent of $936,000 per year ($26 per square foot) and expires in June, 2004. In addition, the Company leases office space for its 101 locations and 2 storage space locations, which consist of an average of 2,700 square feet each, under leases which require rent ranging from $9,000 per year ($13 per square foot) to $257,000 per year ($21 per square foot) and expire at various times through September, 2007. The Company owns the land and building occupied by its Westford, Massachusetts sales office. The property includes approximately 4,400 square feet of sales office space. As of December 31, 1999 the property was subject to mortgages in the aggregate amount of $295,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

    The common stock of the Company is traded on the American Stock Exchange under the symbol "DWL". The following table sets forth, for the periods indicated, the high and low selling prices as reported by the American Stock Exchange. As of March 1, 2000, there were 3,879 record holders of the Company's Common Stock.

CALENDAR PERIOD 1998                                                HIGH                   LOW
--------------------                                         -------------------   -------------------
First Quarter..............................................     $6    7/16            $5    7/8
Second Quarter.............................................      8    1/2              5    7/8
Third Quarter..............................................      7    15/16            5    1/2
Fourth Quarter.............................................      7    5/8              4    15/16

CALENDAR PERIOD 1999
First Quarter..............................................     $8    1/2             $6    3/4
Second Quarter.............................................      7    3/4              6    15/16
Third Quarter..............................................      8                     6    3/4
Fourth Quarter.............................................      7    3/8              6    5/16

    On November 9, 1999, the Company declared a special cash dividend of $0.15 per common share payable on January 4, 2000 to holders of record on December 7, 1999. On November 24, 1998 the Company declared a special cash dividend of $0.12 per common share payable on January 4, 1999 to holders of record on December 7, 1998. Pursuant to credit agreements with BankBoston, N.A., the Company is restricted from paying dividends without the prior written consent of the lender, which was obtained in each case. The Company will periodically evaluate the merits of paying future cash dividends, however at this time the Company has no plans to pay any future cash dividends.

ITEM 6. SELECTED FINANCIAL DATA--FIVE YEAR FINANCIAL SUMMARY

                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                           -------------------------------------------------------------
                                                                    FISCAL YEAR
                                           -------------------------------------------------------------
                                             1999          1998          1997          1996       1995
                                           --------      --------      --------      --------   --------
RESULTS OF OPERATIONS
Total revenue............................  $178,829      $135,420      $103,144      $92,274    $80,072
Commission expense.......................   114,109        83,565        64,111       56,695     48,700
                                           --------      --------      --------      -------    -------
Net revenue..............................    64,720        51,855        39,033       35,579     31,372
Operating Income.........................     8,656(a)      6,244(b)      2,120(c)     3,783        899(d)
Income before income taxes...............     8,580         5,834         1,946        3,425        203
Net income...............................     4,984         3,233         1,070        1,930        115

PER SHARE DATA:
Basic earnings per share.................  $   1.49      $   0.99      $   0.33      $  0.58    $  0.04
Diluted earnings per share...............  $   1.41      $   0.95      $   0.32      $  0.57    $  0.03
Basic weighted average shares
  outstanding............................     3,350         3,251         3,271        3,311      3,216
Diluted weighted average shares
  outstanding............................     3,538         3,394         3,344        3,409      3,340

------------------------

(a) Includes a pre-tax charge of $660,000 or $.11 per share after taxes, for costs related to acquisitions.

(b) Includes a pre-tax charge of $405,000 or $.07 per share after taxes, for costs related to acquisitions.

(c) Includes a pre-tax charge of $250,000 or $.04 per share after taxes, primarily related to office closings.

(d) Includes a pre-tax charge of $281,000 or $.05 per share after taxes, for restructuring and write down of certain non-performing assets.

                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 ----------------------------------------------------
                                                                  AS OF DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
FINANCIAL POSITION
Commissions receivable, net of allowance.......  $21,786    $17,227    $12,490    $12,589    $11,416
Mortgage loans held for sale...................    9,774     24,289     12,508      6,735     11,046
Total assets...................................   65,281     63,652     39,617     32,597     35,206
Long-term debt.................................   15,396      8,195      4,004      3,215      5,427
Total liabilities..............................   47,582     50,581     28,819     22,405     27,012
Stockholders' equity...........................   17,699     13,071     10,798     10,192      8,193

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF OPERATIONS

    Net income for 1999 was $5.0 million compared to $3.2 million in 1998. The increase in net income in 1999 was primarily attributed to continued growth in the Company's existing real estate markets and the effect of business combinations.

    The following table summarizes selected operating ratios (shown as a percentage of net revenue) as of December 31 for each of the years indicated:

                                                            1999          1998          1997
                                                          --------      --------      --------
Operating Income........................................    13.4%         12.0%         5.4%
Income before taxes.....................................    13.3%         11.3%         5.0%
Net Income..............................................     7.7%          6.2%         2.7%

BUSINESS COMBINATIONS

    Historically, the Company's growth has been achieved primarily through acquisitions. During 1999 the Company completed the acquisition of ten real estate brokerage firms. During 1998, the Company completed the acquisition of four real estate brokerage firms. Additionally, in May 1998, DeWolfe Insurance Agency, Inc. acquired the personal lines business of the Curtin Insurance Agency, Inc., which included approximately 5,000 policyholders.

    The combined purchase price of the acquisitions in 1999 was $8.7 million. The agreements also require additional payments to be made not to exceed $2.3 million if specific operating goals are achieved by the acquired entities. The combined purchase price of the acquisitions in 1998 was $6.1 million plus additional payments not to exceed $150,000 to be paid if specific operating goals are achieved by the acquired entities. The acquisitions were funded by borrowings from the Company's acquisition line of credit and financing from the principals of the acquired companies.

    All business combinations have been accounted for under the purchase method of accounting and, accordingly, are included in the Company's financial statements from the date of acquisition.

    See Item 1, "Growth Strategies," and Note B of Notes to Consolidated Financial Statements for further discussion of business combinations.

RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

REAL ESTATE BROKERAGE REVENUES

    Real estate brokerage revenues increased 32% in 1999 to $171.7 million, an increase of $42.0 million over 1998. Real estate brokerage revenue per sales associate was $89,000 in 1999 and $84,000 in 1998. The increase in real estate brokerage revenues was primarily attributed to the growth in the Company's existing markets and the effect of business combinations. The Company's growth in its existing markets is attributed to the continued strong economy and the generally low interest rate environment combined with the Company's integrated homeownership service marketing strategy.

    Real estate brokerage revenues in 1999 include $7.3 million of revenues from relocation services as compared to $6.8 million in 1998, an increase of 8%. The increase was primarily due to an increase in the number of corporate services clients as well as the Company's expansion into new markets.

    Net revenues from real estate brokerage increased 25% in 1999 to $57.6 million, an increase of $11.4 million over 1998. Net real estate brokerage revenues as a percentage of real estate brokerage revenues decreased to 34% for 1999 as compared to 36% in 1998. Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and prevailing market rates for sales associates commission structures.

MORTGAGE REVENUES

    Mortgage revenues in 1999 were $4.7 million, the same as 1998. During 1999, the Company's closed loan volume totaled $451.9 million compared to $429.9 million in 1998.

INSURANCE REVENUES

    Insurance revenues increased 104% in 1999 to $1.2 million, an increase of $608,000 over 1998. The increase was primarily due to the acquisition of the personal lines business of the Curtin Insurance Agency, Inc. in May 1998, as well as a higher percentage of real estate brokerage customers purchasing their insurance through the Company.

OTHER REVENUES

    Other revenues increased 193% in 1999 to $1.2 million, an increase of $812,000 over 1998. The increase is primarily due to revenues related to reimbursement of real estate expenditures and services.

OPERATING EXPENSES

    Operating expenses increased 23% in 1999 to $56.1 million, an increase of $10.5 million over 1998. Operating expenses as a percentage of net revenues decreased to 87% in 1999 as compared to 88% in 1998. The increase in operating expenses in 1999 is primarily due to costs associated with the increase in the Company's overall business and non-recurring expenses of $660,000 in costs related to acquisitions.

INTEREST EXPENSE AND INTEREST INCOME

    Interest expense decreased by $45,000 in 1999 as compared to 1998. The decrease in 1999 was primarily due to a decrease of $456,000 in interest on the mortgage warehouse line of credit, offset by additional interest of $411,000 primarily related to the financing of acquisitions. The decrease in interest on the mortgage warehouse line of credit was primarily due to the average balance outstanding on the line.

    Interest income increased by $289,000 in 1999 as compared to 1998. The increase was primarily due to additional interest earned on bank accounts of $319,000 and partially offset by a decrease in interest earned on originated mortgage loans held for sale. The change in net interest earned on bank accounts was primarily due to balances kept in escrow and operating bank accounts and interest rates earned on these accounts.

RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

REAL ESTATE BROKERAGE REVENUES

    Real estate brokerage revenues increased 30% in 1998 to $129.7 million, an increase of $30.0 million over 1997. Real estate brokerage revenue per sales associate was $84,000 in 1998 and $73,000 in 1997. The increase in real estate brokerage revenues was primarily attributed to the continued increase in business in the Company's existing markets which the Company believes was caused by the continued low interest rate market and strong consumer confidence that had a generally positive effect on residential real estate brokerage in 1998 and 1997 and revenues from business combinations.

    Real estate brokerage revenues in 1998 include $6.8 million of revenues from relocation services as compared to $5.7 million in 1997, an increase of 18%. The increase was primarily due to an increase in the number of corporate services provided which is primarily attributed to the increase in business in the Company's existing markets.

    Net revenues from real estate brokerage increased 30% in 1998 to $46.2 million, an increase of $10.6 million over 1997. Net real estate brokerage revenues as a percentage of real estate brokerage revenues decreased to 35.6% for 1998 as compared to 35.7% in 1997. Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and pressure on the Company to change commission structures to attract qualified sales associates.

MORTGAGE REVENUES

    Mortgage revenues increased 66% in 1998 to $4.7 million, an increase of $1.9 million over 1997. The increase was primarily due to an increase in mortgage loans closed, which the Company believes was caused by continued low interest rates and continued strong consumer confidence, and improved pricing on loans. During 1998, the Company's closed loan volume totaled $429.9 million compared to $293.2 million in 1997.

INSURANCE REVENUES

    Insurance revenues increased to $585,000 for 1998 compared to $37,000 in 1997. The increase was primarily due to the acquisition of the personal lines business of the Curtin Insurance Agency, Inc. in May 1998.

OPERATING EXPENSES

    Operating expenses increased 24% in 1998 to $45.6 million, an increase of $8.7 million over 1997. Operating expenses as a percentage of net revenues decreased to 88% in 1998 as compared to 95% in 1997. The increase in operating expenses in 1998 is primarily due to costs associated with the increase in the Company's overall business and non-recurring expenses of $405,000 in costs related to acquisitions.

INTEREST EXPENSE AND INTEREST INCOME

    Interest expense increased by $905,000 in 1998 as compared to 1997. The increase in 1998 was primarily due to additional interest of $613,000 related to the mortgage warehouse line of credit due to increased loan closings. The remaining interest increase of $292,000 was primarily due to increased interest expense from borrowings related to the financing of acquisitions, primarily Dollar Dry Dock Real Estate, Inc., offset in part by reduced interest expense due to scheduled repayment of the Company's debt.

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

LIQUIDITY AND SOURCES OF CAPITAL

    The Company's cash and cash equivalents at December 31, 1999 totaled $9.6 million compared to $6.2 million at December 31, 1998. Cash provided by operating activities was $23.1 million in 1999, as compared to cash used in operations of $2.5 million in 1998, and $2.2 million in 1997. The changes in cash provided by or used in operations in 1999, 1998, and 1997 were primarily due to the decreases and increases in the Company's mortgage loans held for sale which were funded by the Company's mortgage warehouse line of credit with First Union National Bank and by cash generated by net earnings. Net cash provided relating to a decrease in mortgage loans held for sale was $18.6 million in 1999 as compared to net cash used related to increases in mortgage loans held for sale of $7.9 million in 1998 and $3.3 million in 1997.

    Expenditures for property and equipment totaled $2.1 million in 1999, $1.4 million in 1998, and $1.3 million in 1997. Capital spending during this period was primarily attributed to the Company's investment in improvements to acquired and existing sales offices and upgrades to systems and technology. The Company intends to continue to make expenditures for property and equipment in order to maintain the standards for a quality appearance and processing systems in all of the Company's locations.

    The Company has various credit arrangements with BankBoston, N.A., including a $20.0 million acquisition line of credit, a revolving line of credit of $5.0 million, a term note of $725,000, and an aggregate equipment lease line of credit and chattel mortgage financing of $5.0 million.

    The outstanding amount under the acquisition line of credit was $11.5 million at December 31, 1999 and $5.1 million at December 31, 1998. There was no outstanding amount under the revolving line of credit at December 31, 1999 and 1998. The remaining outstanding balance of the term note was $225,000 at December 31, 1999 and $525,000 at December 31, 1998. At December 31, 1999 and 1998, the Company had outstanding balances under lease line of credit and chattel mortgage financing of $2.9 million and $2.7 million, respectively.

    In connection with its mortgage loan activity, the Company maintains a $40.0 million mortgage warehouse line of credit with First Union National Bank that is used to finance mortgage loans that it originates. The credit line had outstanding balances of $9.0 million and $23.8 million at December 31, 1999 and 1998, respectively. The maturity date of the line is May 2000. The Company expects that the line will be renewed.

    In May of 1998, the Company authorized an increase in the amount of the Company's stock that may be repurchased under its stock repurchase plan to a total of $1.9 million. As of December 31, 1999, the Company had acquired a total of $1.3 million of stock under the plan, $31,000 of which was acquired during 1999.

    The Company considers its cash flows from operations, combined with its credit arrangements with BankBoston, N.A. and First Union National Bank, to be adequate to fund continuing operations. However, the Company expects to continue to expand its existing businesses, which may include opening new real estate sales offices as well as making investments in or acquiring other real estate and / or insurance businesses. As a result, the Company from time-to-time may seek additional or alternate sources of debt or equity financing which may include the issuance of shares of the Company's capital stock.

FACTORS AFFECTING FUTURE RESULTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statements, contained herein, which are not historical fact, including, but not limited to, statements concerning future acquisitions, financing of such acquisitions, financing of the Company's Mortgage line of credit, future alternate revenue sources and relocation opportunities may be deemed to be forward looking statements. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, interest rates and economic conditions generally, regulatory changes (legislative or otherwise) affecting the residential real estate and mortgage lending industries, competition, and prevailing rates for sales associate commission structures.

INFLATION

    The Company believes that its revenues per transaction are primarily affected by the increase or decrease in home sale prices. However, the Company's expenses are affected by general price changes, which may not necessarily parallel the changes in home sale prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Interest rate risk is the most significant market risk affecting the Company. Interest rate risk is the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest-rate sensitive assets, liabilities and commitments. As part of the Company's interest rate risk management programs, the Company purchases financial instruments and enters into agreements with off-balance sheet risk in the normal course of business. The Company uses financial instruments for the purpose of managing interest rate risks to protect the value of its mortgage loans held for sale and mortgage commitment pipeline. Interest rate swaps are also used to convert floating rates to fixed rates. The Company has no market risk sensitive instruments held for trading purposes.

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

                                                               DECEMBER 31, EXPECTED MATURITY DATE
                                -------------------------------------------------------------------------------------------------
                                   2000        2001        2002        2003        2004      THEREAFTER     TOTAL        VALUE
                                ----------   ---------   ---------   ---------   ---------   ----------   ----------   ----------
Rate sensitive assets:
Cash and cash equivalents.....  $9,604,000          --          --          --          --          --    $9,604,000   $9,604,000
Mortgage loans held for
  sale........................   9,774,000          --          --          --          --          --     9,774,000    9,914,000
Average interest rate.........        7.64
Originated mortgage servicing
  rights......................     107,000   $ 100,000   $  91,000   $  82,000   $  74,000   $ 515,000       969,000    1,283,000
Average interest rate
  (underlying portfolio)......       7.00%       7.00%       7.00%       7.00%       7.00%       7.00%

Rate sensitive liabilities:
Long-term debt- fixed rate....   2,159,000    1,847000   1,220,000     552,000     116,000     114,000     6,008,000    5,965,000
Average interest rate.........       8.21%       8.32%       8.41%       8.06%       7.92%       8.00%
Long-term debt- variable
  rate........................     225,000   1,732,000   2,309,000   2,309,000   2,310,000   2,887,000    11,772,000   11,772,000
Average interest rate.........       8.75%       9.31%       9.50%       9.50%       9.50%       9.50%
Notes payable, bank...........   9,027,000          --          --          --          --          --     9,027,000    9,027,000
Average interest rate.........       6.63%

Rate sensitive derivative
  financial instruments:
Pay fixed/receive variable
  interest rate swap..........  11,500,000                                                                11,500,000       45,000
Average pay rate..............       7.36%
Average receive rate..........       8.75%
Commitments to extend credit:
Rate locked...................  15,680,000                                                                15,680,000       24,000
Average interest rate.........       7.79%
Floating rate.................  80,476,000                                                                80,476,000      122,000
Forward commitments...........  25,675,000          --          --          --          --          --    25,675,000       95,000
Average interest rate.........       7.72%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and schedules listed in Item 14 hereof and the report of independent auditors included in this report on Pages F-1 through F-25 are incorporated herein by reference.

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCOLURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The section under the heading "Business Experience of Nominees and Executive Officers" on pages 2 and 3 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2000 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

    The section under the heading "Executive Compensation and Other Information" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2000 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section under the heading "Principal Stockholders and Stockholdings of Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2000 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2000 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                 PAGE
                                                              -----------
(a) 1. Financial Statements:

Consolidated Balance Sheets--December 31, 1999 and 1998.....  F-2
Consolidated Statements of Income--Years ended December 31,
  1999, 1998 and 1997.......................................  F-4
Consolidated Statements of Stockholders' Equity --Years
  ended December 31, 1999, 1998 and 1997....................  F-5
Consolidated Statements of Cash Flows--Years ended
  December 31, 1999, 1998 and 1997..........................  F-6 and F-7
Notes to Consolidated Financial Statements..................  F-8

  2. Financial Statement Schedule:

  Schedule II Valuation And Qualifying Accounts.............  F-25

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

EXHIBIT NO.                                     DESCRIPTION                            REFERENCE
-----------             ------------------------------------------------------------  -----------
 10.1                   --1992 Stock Option Plan, as amended                          K-10.4
 10.2                   -- 1992 Non-Employee Director Stock Option Plan               I-10.2
 10.3                   -- Employment Agreement dated May 20, 1992 with Richard B.
                          DeWolfe                                                     A-10.16
 10.4                   -- Stock Option Agreement dated May 20, 1992 with Richard B.
                          DeWolfe                                                     A-10.17
 10.5                   -- Employment Agreement dated May 20, 1992 with Patricia A.
                          Griffin                                                     A-10.20
 10.6                   -- Employment Agreement dated May 20, 1992 with Paul J.
                          Harrington                                                  A-10.21
 10.11                  -- Stock Option Agreement dated March 23, 1994, with A.
                          Clinton Allen                                               B-10.37
 10.14                  -- Employment Agreement dated April 29, 1996 with James A.
                          Marcotte                                                    G-10(i)
 10.16                  -- Employment Agreement dated September 2, 1997 with Gail
                          Hayes                                                       H-10.0
 10.18                  --1998 Stock option plan, as amended                          M-A
 10.19                  -- Employment Agreement dated May 14, 1998 with Richard
                          Pucci                                                       K-10.3
 10.20                  -- Employment Agreement dated February 20, 1998 with Richard
                          Loughlin                                                    *

A --          Incorporated by reference from the Registrant's Registration
              Statement on Form S-18 (File No. 33-48113-B). The number set forth herein is the number of the exhibit in said
              Registration Statement.

B --          Incorporated by reference from the Registrant's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1993. The page or reference set forth herein is the exhibit number in said report.

G --          Incorporated by reference from the Registrant's Quarterly
              Report on Form 10-Q for the period ending June 30, 1996. The number set forth herein is the number of the exhibit in said report.

H --          Incorporated by reference from the Registrant's Quarterly
              Report on Form 10-Q for the period ending September 30, 1997. The page or reference set forth herein is the exhibit number in said quarterly report.

I --          Incorporated by reference from the Registrant's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1996. The page or reference set forth herein is the exhibit number in said report.

K --          Incorporated by reference from the Registrant's Quarterly
              Report on Form 10-Q for the period ending June 30, 1998. The page or reference set forth herein is the exhibit number in said report.

M --          Incorporated by reference from the Registrant's 2000 Proxy
              Statement. The reference set forth herein is the exhibit letter in said Proxy Statement.

------------------------

*   Filed herewith

(b) Reports on Form 8-K.
    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       THE DEWOLFE COMPANIES, INC.

                                                       By:            /s/ RICHARD B. DEWOLFE
                                                            -----------------------------------------
                                                                        Richard B. DeWolfe
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER
Date: March 16, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RICHARD B. DEWOLFE
------------------------------------------
Richard B. DeWolfe
CHAIRMAN, BOARD OF DIRECTORS,
CHIEF EXECUTIVE OFFICER
AND A DIRECTOR
(PRINCIPAL EXECUTIVE OFFICER)
Date: March 16, 2000

/s/ JAMES A. MARCOTTE
------------------------------------------
James A. Marcotte
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)
Date: March 16, 2000

/s/ PAUL DEL ROSSI
------------------------------------------
Paul Del Rossi
DIRECTOR
Date: March 16, 2000

/s/ A. CLINTON ALLEN
------------------------------------------
A. Clinton Allen
DIRECTOR
Date: March 16, 2000

/s/ R. ROBERT POPEO
------------------------------------------
R. Robert Popeo
DIRECTOR
Date: March 16, 2000

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
The DeWolfe Companies, Inc.

    We have audited the accompanying consolidated balance sheets of The DeWolfe Companies, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of The DeWolfe Companies, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                      ERNST & YOUNG LLP

Boston, Massachusetts
January 28, 2000

                          THE DEWOLFE COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 9,604,000   $ 6,171,000
  Commissions receivable, net of allowance of $933,000 at
    December 31, 1999 and $826,000 at December 31, 1998.....   21,786,000    17,227,000
  Mortgage loans held for sale..............................    9,774,000    24,289,000
  Advance receivable from stockholder.......................       66,000        66,000
  Prepaid expenses and other current assets.................    1,498,000       548,000
                                                              -----------   -----------
    TOTAL CURRENT ASSETS....................................   42,728,000    48,301,000

PROPERTY AND EQUIPMENT
  Land......................................................       80,000        80,000
  Building and improvements.................................      779,000       771,000
  Furniture and equipment...................................    9,518,000     8,177,000
  Leasehold improvements....................................    3,451,000     3,379,000
                                                              -----------   -----------
                                                               13,828,000    12,407,000
  Accumulated depreciation and amortization.................   (6,189,000)   (5,622,000)
                                                              -----------   -----------
  NET PROPERTY AND EQUIPMENT................................    7,639,000     6,785,000

OTHER ASSETS
  Note receivable from affiliate............................       28,000        51,000
  Excess of cost over value in net assets acquired, net of
    accumulated amortization of $1,937,000 at December 31,
    1999 and $1,206,000 at December 31, 1998................   11,559,000     6,568,000
  Non-compete and consulting agreements, net of accumulated
    amortization of $607,000 at December 31, 1999 and
    $1,071,000 at December 31, 1998.........................    1,264,000       368,000
  Trade name, net of accumulated amortization of $262,000 at
    December 31, 1999 and $239,000 at December 31, 1998.....      108,000       131,000
  Originated mortgage servicing rights, net.................      969,000       758,000
  Net deferred tax assets...................................      361,000       241,000
  Security deposits and other assets........................      625,000       449,000
                                                              -----------   -----------
TOTAL OTHER ASSETS..........................................   14,914,000     8,566,000
                                                              -----------   -----------
TOTAL ASSETS................................................  $65,281,000   $63,652,000
                                                              ===========   ===========

                 See notes to consolidated financial statements

                          THE DEWOLFE COMPANIES, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
CURRENT LIABILITIES
  Note payable--bank........................................  $ 9,027,000   $23,825,000
  Commissions payable.......................................   15,183,000    11,643,000
  Accounts payable..........................................    1,111,000     1,216,000
  Dividend payable..........................................      506,000       389,000
  Accrued expenses..........................................    3,563,000     2,916,000
  Deferred mortgage fee income..............................      133,000       216,000
  Current portion of long-term debt.........................    1,706,000       896,000
  Current portion of obligations under capital leases.......      678,000     1,037,000
                                                              -----------   -----------
    TOTAL CURRENT LIABILITIES...............................   31,907,000    42,138,000

Long-term debt, net of current portion......................   14,962,000     7,091,000
Obligations under capital leases, net of current portion....      434,000     1,104,000
Non-compete agreements and consulting agreements payable....      279,000       248,000
                                                              -----------   -----------
    TOTAL LIABILITIES.......................................   47,582,000    50,581,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, $1.00 par value; 3,000,000 authorized;
    None outstanding
  Common Stock, $.01 par value; 10,000,000 shares
    authorized; 3,623,245 shares issued at December 31, 1999
    and 3,474,108 shares issued at December 31, 1998........       36,000        35,000
  Additional paid-in capital................................    7,623,000     6,842,000
  Treasury Stock (256,111 shares at December 31, 1999 and
    251,611 shares at December 31, 1998), at cost...........   (1,470,000)   (1,439,000)
  Notes receivable from sale of stock.......................     (871,000)     (270,000)
  Retained earnings.........................................   12,381,000     7,903,000
                                                              -----------   -----------
    TOTAL STOCKHOLDERS' EQUITY..............................   17,699,000    13,071,000
                                                              -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $65,281,000   $63,652,000
                                                              ===========   ===========

                 See notes to consolidated financial statements

                          THE DEWOLFE COMPANIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              YEARS ENDING DECEMBER 31,
                                                      -----------------------------------------
                                                          1999           1998          1997
                                                      ------------   ------------   -----------
REVENUES:
  Real estate brokerage.............................  $171,725,000   $129,735,000   $99,711,000
  Mortgage..........................................     4,679,000      4,680,000     2,822,000
  Insurance.........................................     1,193,000        585,000        37,000
  Other.............................................     1,232,000        420,000       574,000
                                                      ------------   ------------   -----------
  TOTAL REVENUES....................................   178,829,000    135,420,000   103,144,000

  Commission Expense................................   114,109,000     83,565,000    64,111,000
                                                      ------------   ------------   -----------

  NET REVENUES......................................    64,720,000     51,855,000    39,033,000

OPERATING EXPENSES:
  Compensation and benefits.........................    24,170,000     19,546,000    15,474,000
  Facilities........................................     7,738,000      6,289,000     5,392,000
  General and administrative........................    13,891,000     10,871,000     8,367,000
  Marketing and promotion...........................     7,158,000      6,610,000     5,953,000
  Communications....................................     2,447,000      1,890,000     1,477,000
  Office closings...................................            --             --       250,000
  Acquisition related costs.........................       660,000        405,000            --
                                                      ------------   ------------   -----------
  TOTAL OPERATING EXPENSES..........................    56,064,000     45,611,000    36,913,000
                                                      ------------   ------------   -----------

  OPERATING INCOME..................................     8,656,000      6,244,000     2,120,000

OTHER INCOME (EXPENSES):
  Interest expense..................................    (2,007,000)    (2,052,000)   (1,147,000)
  Interest income...................................     1,931,000      1,642,000       973,000
                                                      ------------   ------------   -----------
INCOME BEFORE INCOME TAXES..........................     8,580,000      5,834,000     1,946,000
  Income Taxes......................................     3,596,000      2,601,000       876,000
                                                      ------------   ------------   -----------
NET INCOME..........................................  $  4,984,000   $  3,233,000   $ 1,070,000
                                                      ============   ============   ===========
Basic Earnings per Share............................  $       1.49   $       0.99   $      0.33
Diluted Earnings per Share..........................  $       1.41   $       0.95   $      0.32

Basic weighted average shares outstanding...........     3,350,000      3,251,000     3,271,000
Diluted weighted average shares outstanding.........     3,538,000      3,394,000     3,344,000

                See notes to consolidated financial statements.

                          THE DEWOLFE COMPANIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                     ADDITIONAL    TREASURY          NOTES
                                           COMMON     PAID-IN        STOCK      RECEIVABLE FROM    RETAINED
                                           STOCK      CAPITAL       AT COST      SALE OF STOCK     EARNINGS
                                          --------   ----------   -----------   ---------------   -----------
BALANCE AT DECEMBER 31, 1996............  $34,000    $6,375,000   $  (206,000)             --     $ 3,989,000
Issuance of Common Stock................       --       113,000            --              --              --
Purchase of Treasury Shares.............       --            --      (577,000)             --              --
Net Income..............................       --            --            --              --       1,070,000
                                          -------    ----------   -----------     -----------     -----------
BALANCE AT DECEMBER 31, 1997............  $34,000    $6,488,000   $  (783,000)    $        --     $ 5,059,000
Issuance of Common Stock................    1,000       354,000            --              --              --
Purchase of Treasury Shares.............       --            --      (656,000)             --              --
Notes Receivable from Sale of Stock.....       --            --            --        (270,000)             --
Cash Dividends Declared on Common Stock
  ($0.12 per share).....................       --            --            --              --        (389,000)
Net Income..............................       --            --            --              --       3,233,000
                                          -------    ----------   -----------     -----------     -----------
BALANCE AT DECEMBER 31, 1998............  $35,000    $6,842,000   $(1,439,000)    $  (270,000)    $ 7,903,000
Issuance of Common Stock................    1,000       710,000            --              --              --
Purchase of Treasury Shares.............       --            --       (31,000)             --              --
Notes Receivable from Sale of Stock.....       --            --            --        (601,000)             --
Cash Dividends Declared on Common Stock
  ($0.15 per share).....................       --            --            --              --        (506,000)
Effect of Issuance of Stock Options.....       --        71,000            --              --              --
Net Income..............................       --            --            --              --       4,984,000
                                          -------    ----------   -----------     -----------     -----------
BALANCE AT DECEMBER 31, 1999............  $36,000    $7,623,000   $(1,470,000)    $  (871,000)    $12,381,000
                                          =======    ==========   ===========     ===========     ===========

                 See notes to consolidated financial statements

                          THE DEWOLFE COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                       1999            1998            1997
                                                   -------------   -------------   -------------
OPERATING ACTIVITIES
Net Income.......................................  $   4,984,000   $   3,233,000   $   1,070,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Deferred income tax............................       (120,000)        338,000         (87,000)
  Depreciation...................................      3,097,000       3,037,000       2,475,000
  Amortization...................................      1,364,000         919,000         603,000
  Additions to valuation allowance for mortgage
    servicing rights.............................         38,000         108,000           9,000
  Gain on sale of mortgage loans, net............     (4,429,000)     (4,596,000)     (2,773,000)
  Office closings, restructuring and asset write
    down.........................................             --              --         250,000
Change in Assets and Liabilities:
  (Increase) decrease in commissions
    receivable...................................     (1,035,000)     (2,936,000)         99,000
  Increase (decrease) in prepaid expenses and
    other current assets.........................       (655,000)      1,715,000        (118,000)
  Increase in security deposits and other
    assets.......................................       (135,000)       (188,000)       (137,000)
  Mortgage loans held for sale...................   (352,661,000)   (355,931,000)   (203,109,000)
  Proceeds from mortgage loans sales.............    371,212,000     348,075,000     199,842,000
  Increase in commissions payable................      1,421,000       2,215,000           1,000
  Increase (decrease) in accounts payable and
    accrued expenses.............................         56,000       1,535,000        (389,000)
  (Decrease) increase in deferred mortgage fee
    income.......................................        (83,000)        (15,000)         29,000
                                                   -------------   -------------   -------------
Total Adjustments................................     18,070,000      (5,724,000)     (3,305,000)
                                                   -------------   -------------   -------------
Cash provided by (used in) operating
  activities.....................................     23,054,000      (2,491,000)     (2,235,000)

INVESTING ACTIVITIES
Expenditures for business combinations, net of
  cash acquired..................................     (6,356,000)     (4,997,000)     (1,625,000)
Expenditures for property and equipment..........     (2,077,000)     (1,418,000)     (1,307,000)
                                                   -------------   -------------   -------------
Cash used in investing activities................     (8,433,000)     (6,415,000)     (2,932,000)

FINANCING ACTIVITIES
Net borrowings under lines of credit.............             --      (1,500,000)      1,500,000
Net (repayments) borrowings on notes
  payable-bank...................................    (14,798,000)     11,631,000       5,619,000
Borrowing on acquisition line of credit..........      6,472,000       5,075,000              --
Notes receivable from stockholders...............             --          25,000         (25,000)
Notes receivable from sale of stock..............       (601,000)       (270,000)             --
Repayment of long-term debt......................     (2,552,000)     (2,125,000)     (1,507,000)
Payment of cash dividend.........................       (389,000)             --              --
Issuance of common stock.........................        711,000         355,000         113,000
Purchase of treasury stock.......................        (31,000)       (656,000)       (577,000)
                                                   -------------   -------------   -------------
Cash (used in) provided by financing
  activities.....................................    (11,188,000)     12,535,000       5,123,000

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS....................................      3,433,000       3,629,000         (44,000)
                                                   -------------   -------------   -------------
Cash and cash equivalents at beginning of year...      6,171,000       2,542,000       2,586,000
CASH AND CASH EQUIVALENTS AT END OF YEAR.........  $   9,604,000   $   6,171,000   $   2,542,000
                                                   =============   =============   =============

                          THE DEWOLFE COMPANIES, INC.

                                                              YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                       1999            1998            1997
                                                   -------------   -------------   -------------
Supplemental disclosure of non-cash activities:
Leases capitalized and property and equipment
  financed.......................................  $   1,597,000   $   1,775,000   $     840,000
Supplemental disclosure of cash flow information:
Cash paid for interest...........................  $   2,075,000   $   1,989,000   $   1,130,000

                                                              YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                       1999            1998            1997
                                                   -------------   -------------   -------------
SUPPLEMENTAL CASH FLOW INFORMATION
Expenditures for business combinations, net of
  cash acquired
  Commissions receivable.........................  $  (3,524,000)  $  (1,801,000)  $    (307,000)
  Property and equipment, net....................       (277,000)       (388,000)        (45,000)
  Excess of cost over value in net assets
    acquired.....................................     (5,721,000)     (5,276,000)             --
  Non-compete and consulting agreements..........     (1,363,000)        (30,000)        (70,000)
  Other assets...................................       (495,000)       (241,000)     (1,500,000)
  Commissions payable............................      2,119,000         976,000         212,000
  Long-term debt.................................      1,930,000         959,000              --
  Other liabilities..............................        904,000         804,000          85,000
  Additional paid-in capital.....................         71,000              --              --
                                                   -------------   -------------   -------------
                                                   $  (6,356,000)  $  (4,997,000)  $  (1,625,000)
                                                   =============   =============   =============

                 See notes to consolidated financial statements

                          THE DEWOLFE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS OPERATIONS

    The DeWolfe Companies, Inc. (together with its subsidiaries, "the Company") is a provider of integrated homeownership services, and is primarily engaged in the business of providing sales and marketing services to consumers in connection with residential real estate transactions in Massachusetts, New Hampshire, Rhode Island, Maine, and Connecticut. In addition, the Company originates and services residential mortgage loans, provides corporate and employee relocation services and other related services to a variety of clients, and provides insurance products to its homeownership customers.

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

    Originated mortgage servicing rights are capitalized based on their fair value and are amortized in proportion to, and over the period of, estimated net servicing income. Amortization is adjusted prospectively to reflect changes in prepayment experience. The Company periodically evaluates and measures the value of the servicing rights to determine impairment. In determining the value, the Company stratifies the servicing rights based on predominant risk characteristics of the underlying loans. The characteristics that the Company uses are interest rate, date of origination and loan term. Impairment is recognized in a valuation allowance in the period of impairment.

    Servicing income represents net fees earned for servicing real estate mortgage loans owned by outside investors and is recorded in income when received.

    Insurance revenue is generally recorded as of the effective date of the insurance policy. Contingent revenue is recorded in income when received.

                          THE DEWOLFE COMPANIES, INC.

NOTE A--SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
MORTGAGE LOANS HELD FOR SALE

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

    Depreciation and amortization is provided using the straight-line method over the estimated useful asset lives for owned assets (three to five years), the related lease term for equipment under capital leases (three to five years), and the shorter of the lease term or estimated useful life of the asset for leasehold improvements.

EXCESS OF COST OVER VALUE IN NET ASSETS ACQUIRED AND TRADE NAMES

    The excess of cost over value in net assets of companies acquired and trade names are being amortized using the straight-line method over fifteen to twenty-year periods and are reviewed on an ongoing basis by the Company's management based on several factors, including the Company's projection of undiscounted operating cash flows from such acquisitions. If an impairment of the carrying value was identified by this review, the Company would adjust the carrying value of the excess of cost over value in net assets acquired and trade names to its estimated fair value.

NON-COMPETITION AND CONSULTING AGREEMENTS

    Costs related to non-competition and consulting agreements entered into as part of the Company's acquisition of real estate agencies are being amortized over the period of the respective agreements which range from three to five years.

STOCK-BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, when the exercise price of options granted under these plans

                          THE DEWOLFE COMPANIES, INC.

NOTE A--SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) equals the market price of the underlying stock on the date of grant (as is the case with the Company's options), no compensation expense is required.

ADVERTISING

    Advertising costs are expensed as incurred and are classified as marketing and promotion on the accompanying Consolidated Statements of Income.

INCOME TAXES

    Income taxes have been provided using the liability method in accordance with the requirements of SFAS No. 109, "Accounting For Income Taxes."

STATEMENT OF CASH FLOWS

    For purposes of the statement of cash flows, cash includes cash and short-term highly liquid investments with original maturities of three months or less.

BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

    In 1997, the Financial Accounting Standards Board (FASB) issued SFAS
No. 128 "Earnings per Share." SFAS No. 128 requires the dual presentation of basic earnings per share and diluted earnings per share on the face of the Income statement and a reconciliation of the numerator and denominator of the earnings per share computation to the numerator and denominator of the diluted earnings per share computation. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities, such as options and warrants.

NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, SFAS
No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS 133" ("SFAS No. 137"), was issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000; however, earlier application is encouraged as of the beginning of any fiscal quarter. The Company has not yet determined the effect of the implementation of SFAS No. 133 on its financial statements.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material.

                          THE DEWOLFE COMPANIES, INC.

NOTE A--SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform with current year presentation.

NOTE B--ACQUISITIONS

    The Company has expanded its operations through the acquisition of 17 independent real estate agencies in the three year period ended December 31, 1999 (10 in 1999, 4 in 1998, and 3 in 1997). Additionally, in May 1998, DeWolfe Insurance Agency, Inc. acquired the personal lines business of the Curtin Insurance Agency, Inc., which included approximately 5,000 policyholders.

    The total purchase price of the acquisitions in 1999 was $8.7 million. The agreements also require additional payments to be made not to exceed
$2.3 million if specific operating goals are achieved by the acquired entities. The total purchase price of the acquisitions in 1998 was $6.1 million and additional payments not to exceed $150,000 if specific operating goals are achieved by the acquired entities. The total purchase price of the acquisitions in 1997 was $288,000. The acquisitions in 1999 and 1998 were funded by borrowings from the Company's acquisition line of credit and by loans from the principals of the acquired companies. The acquisitions in 1997 were funded by the Company's operating cash. The Company recorded the present value of minimum estimated payments to be made pursuant to non-competition, consulting and cooperation agreements related to acquisitions of $1.3 million in 1999, $99,000 in 1998, and $164,000 in 1997. Additionally, during 1999 and 1998 as a result of the Company's acquisitions, the Company recorded the excess of cost over value in net assets acquired of $5.7 and $5.3 million, respectively. There was no excess of cost over value in net assets acquired recorded for the 1997 acquisitions. Acquisition related costs of $660,000 and $405,000 were incurred in 1999 and 1998, respectively. Acquisition related expenses in 1997 were not material.

    In connection with the acquisition of the assets of various real estate agencies, the Company entered into non-competition, consulting and cooperation agreements that expire at various dates through August 2004. Future payments, as called for in the agreements, are contingent upon the fulfillment of the terms of these agreements by the sellers and provide for certain percentage payments of the net commission income of various sales office locations.

    On January 16, 1998, the Company acquired 100% of the stock of Dollar Dry Dock Real Estate, Inc. ("DDD") for $4.0 million. The acquisition was funded through a credit facility provided by BankBoston, N.A.

    The Company's unaudited consolidated results of operations for the years ended December 31, 1999 and 1998 on a pro forma basis assuming the 1999 acquisitions had occurred as of January 1, 1998 are as follows:

                                                         YEAR ENDED DECEMBER 31
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
                                                          (IN THOUSANDS EXCEPT
                                                           PER SHARE AMOUNTS)
Revenues...............................................  $188,977      $168,576
Net Income.............................................  $  5,337      $  4,386
Basic Earnings Per Share...............................  $   1.59      $   1.35
Diluted Earnings Per Share.............................  $   1.51      $   1.29

                          THE DEWOLFE COMPANIES, INC.

NOTE C--RELATED PARTY TRANSACTIONS

    The Company has various advances and notes receivables with related parties as described below.

                                                              BALANCE AS OF DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
Notes receivable from the Company's principal stockholder
  and spouse, with interest at prime plus 0.25%. At December
  31, 1999 the rate in effect was 8.75%. The proceeds were
  used to purchase the Company's stock. The notes are
  secured by a pledge of certain shares of common stock of
  the Company. Principal and interest are due at various
  dates through February 2001. The notes receivable are
  carried as a reduction of stockholders' equity............    $625,000       $186,000
Notes receivable from an executive officer of the Company,
  with interest at prime plus 0.25%. At December 31, 1999
  the rate in effect was 8.75%. The proceeds were used to
  purchase the Company's stock. The notes are secured by a
  pledge of certain shares of common stock of the Company.
  Principal and interest are due at various dates through
  February 2001. The note receivable is carried as a
  reduction of stockholders' equity.........................     204,000         84,000
Note receivable from an executive officer of the Company,
  with interest at prime plus 0.25%. At December 31, 1999
  the rate in effect was 8.75%. The proceeds were used to
  purchase the Company's stock. The note is secured by a
  pledge of certain shares of common stock of the Company.
  Principal and interest is due in February 2001. The note
  receivable is carried as a reduction of stockholders'
  equity....................................................      42,000             --
                                                                --------       --------
Total notes receivable from sale of stock...................    $871,000       $270,000
Advance receivable from the Company's principal stockholder, due on demand, with interest at prime plus 0.50%. At
  December 31, 1999 the rate in effect was 9.00%............      66,000         66,000
Note receivable from an entity controlled by the Company's
  principal stockholder. The note is collateralized by a
  mortgage lien on the commercial property that was also
  leased to the Company until January, 1999. The Company
  provided rent payments for this property of $3,000 in
  1999, $38,000 in 1998, and $46, 000 in 1997...............      28,000         51,000
                                                                --------       --------
Total advances and notes receivable.........................    $965,000       $387,000
                                                                ========       ========

                          THE DEWOLFE COMPANIES, INC.

NOTE D--INDEBTEDNESS

    The Company has a $40.0 million mortgage warehouse line of credit with First Union National Bank to provide financing for mortgage loans that it originates. The line of credit is collaterized by all mortgage notes receivable, the Company's mortgage servicing rights, and certain deposit accounts. The line requires monthly interest payments at the lesser of the Federal Funds rate plus 1.50% or the prime rate. At December 31, 1999 the rate in effect was 6.63%. The maturity date of the line is May 2000, at which time the principal repayment is due, unless the line is renewed. The balances due at December 31, 1999 and at December 31, 1998 were $9.0 million and $23.8 million, respectively.

    The Company has various credit arrangements with BankBoston, N.A., which include a $20.0 million acquisition line of credit, a revolving line of credit of $5.0 million, a term note of $725,000, and an equipment lease line of credit of $5.0 million. The credit agreements require the Company to obtain the written consent of the lender prior to paying dividends.

    The following table describes the detail of the indebtedness.

                                                                 1999          1998
                                                              -----------   -----------
Note payable (acquisition facility note) maturing on March
31, 2006. The note requires interest only payments at the
BankBoston, N.A. prime rate plus 0.25% (8.75% at December
31, 1999) until March 31, 2001 (see "interest rate swap"
information below). On March 31, 2001, at the Company's
option, the interest rate will be either the BankBoston
prime rate plus 1.0% or a fixed rate of interest specified
by BankBoston, N.A. The principal balance of the note on
March 31, 2001 will be due in sixty installments as follows:
59 equal principal installments each equal in amount to the
principal balance on March 31, 2001 divided by sixty and one final principal installment in an amount equal to the then
unpaid principal amount of all acquisition facility loans.
This note is secured by all personal and real property of
the Company, except for the assets of DeWolfe Mortgage
Services, Inc...............................................  $11,547,000   $ 5,075,000

Note payable (revolving line of credit) maturing on April
30, 2001. The note requires monthly interest only payments,
based on the Company's option, of either the BankBoston,
N.A. prime rate or the LIBOR rate plus 2.25%. This note is
secured by all personal and real property of the Company,
except for the assets of DeWolfe Mortgage Services, Inc.....           --            --

Note payable (term note) maturing September 30, 2000 payable in monthly principal installments of $25,000 plus interest
at the BankBoston, N.A. prime rate plus 0.25% (8.75% at
December 31, 1999). The note is secured by all personal and
real property of the Company, except for the assets of
DeWolfe Mortgage Services, Inc..............................      225,000       525,000

Promissory notes payable (due to principals of companies
acquired in 1998) in monthly principal and interest payments of $19,468 and quarterly principal and interest payments of
$15,625 at interest rates ranging from 7.50% to 8.50%
maturing between August, 2000 and May, 2003.................      602,000       840,000

                          THE DEWOLFE COMPANIES, INC.

NOTE D--INDEBTEDNESS (CONTINUED)

                                                                 1999          1998
                                                              -----------   -----------
Promissory notes payable (due to principals of companies
acquired in 1999) in monthly principal and interest payments of $35,541 and annual principal and interest payments of
$100,000 at interest rates ranging from 7.75% to 8.50%,
maturing between October, 2002 and May, 2004................    1,733,000            --

Chattel promissory notes payable maturing at various dates
through November, 2002. The notes require monthly principal
and interest payments of $66,701 at interest rates from
7.10% to 8.27%. The notes are secured by the underlying
furniture and equipment.....................................    1,749,000       535,000

Mortgage note payable in monthly principal and interest
payments of $4,297 to maturity on May 1, 2009 with interest
at 8.00%. The note is secured by land and building housing
the Westford, MA sales office...............................      295,000       319,000

Mortgage note payable in monthly principal and interest
payments of $4,152 to maturity on May 25, 1999 with interest at 9%. The note was secured by a second mortgage on land and
building housing the Westford sales office..................           --        16,000

Unsecured note payable in monthly principal and interest
payments of approximately $11,000, maturing in February,
2003 with interest at 14.3%. This note is guaranteed by the
president and principal stockholder.........................      338,000       415,000

Unsecured payment plan agreement with Oracle Credit
Corporation payable in quarterly principal and interest
payments of $31,864 with interest at 7.50%..................      179,000       262,000

Obligations under capital leases (Note E)...................    1,112,000     2,141,000
                                                              -----------   -----------

                                                               17,780,000    10,128,000

Less current portion........................................    2,384,000     1,933,000
                                                              -----------   -----------

                                                              $15,396,000   $ 8,195,000
                                                              ===========   ===========

    The Company has entered into an interest rate swap agreement in the notional amount of $11,500,000 to reduce the impact of increases in the interest rate on its borrowings under its variable rate acquisition line of credit with BankBoston, N.A. The agreement effectively entitles the Company to convert its variable rate agreement to a fixed rate of 7.36% on borrowings under the facility up to $11,500,000 through March 31, 2001. Payments received or paid as a result of the swap are accrued as a reduction of, or an increase to, interest expense on the variable rate line of credit.

                          THE DEWOLFE COMPANIES, INC.

NOTE D--INDEBTEDNESS (CONTINUED)
    The carrying amounts of the Company's borrowings approximate their fair value. Aggregate annual maturities of long-term debt as of December 31, 1999 are as follows:

2000........................................................  $ 2,384,000
2001........................................................    3,579,000
2002........................................................    3,529,000
2003........................................................    2,862,000
2004........................................................    2,425,000
Thereafter..................................................    3,001,000
                                                              -----------
                                                              $17,780,000
                                                              ===========

NOTE E--COMMITMENTS AND CONTINGENCIES

NON-COMPETITION AND CONSULTING AGREEMENTS

    In connection with the acquisition of the assets of various real estate agencies, the Company entered into non-competition, consulting and cooperation agreements that expire at various dates through August 2004. Future payments, as called for in the agreements, are contingent upon the fulfillment of the terms of these agreements by the sellers and provide for certain percentage payments of the net commission income of various sales office locations. The annual minimum commitment for these payments, assuming the contracted commitments are fulfilled, will be approximately $130,000 in 2000, $32,000 in 2001, and $44,000 in 2002, $40,000 in 2003, and $40,000 in 2004. During 1999, 1998, and 1997, the
percentage payments were $166,000, $188,000, and $119,000, respectively and are expensed when paid.

FUNDS HELD IN ESCROW

    The Company acts as escrow agent in connection with the performance of its real estate services. Accordingly, the Company held escrow funds totaling $15.4 million and $12.9 million at December 31, 1999 and 1998, respectively. These funds are not recorded in the Company's financial statements.

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

                          THE DEWOLFE COMPANIES, INC.

    The following is a schedule of the future minimum payments under operating and capital leases for each of the five years in the period ending December 31, 2004 and thereafter:

                                                               CAPITAL      OPERATING
                                                                LEASES       LEASES
                                                              ----------   -----------
2000........................................................  $  738,000   $ 4,925,000
2001........................................................     329,000     3,861,000
2002........................................................      98,000     2,920,000
2003........................................................      24,000     2,003,000
2004........................................................          --       829,000
Thereafter..................................................          --        66,000
                                                              ----------   -----------
Total minimum lease payments................................  $1,189,000   $14,604,000
                                                                           ===========
Less amount representing interest at various rates from 2%
  to 15%....................................................      77,000
                                                              ----------
Present value of minimum lease payments.....................  $1,112,000
                                                              ==========

    Rent expense under the non-cancelable operating leases was $6.1million in 1999, $4.8 million in 1998 and $4.1 million in 1997.

    Equipment and improvements recorded under capital leases, which are included with company-owned property and equipment at December 31, 1999 and December 31, 1998, totaled $1.1 million and $2.3 million, respectively, net of accumulated amortization at that date of $2.3 million and $2.5 million, respectively.

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

    The contract or notional amount of commitments outstanding at December 31, 1999 and 1998 are as follows:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Financial instruments whose contract amounts represent
  credit risk:
  Commitments to extend credit..............................  $96,156,000   $62,798,000
Financial instruments whose notional or contract amounts
  exceed the amount of credit risk:
  Forward commitments.......................................  $25,675,000   $52,584,000

                          THE DEWOLFE COMPANIES, INC.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Loan applications must be approved by the Company's underwriting department, before a commitment is issued, for compliance with underwriting criteria of FNMA, FHLMC, or other investors.

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

    The Company sells, without recourse, all its mortgage loan production to investors.

OTHER CONTINGENCIES

    The Company is currently a defendant in certain litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on operations or the financial condition of the Company.

NOTE F--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table represents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998.

                                                      1999                        1998
                                            -------------------------   -------------------------
                                             CARRYING        FAIR        CARRYING        FAIR
                                              AMOUNT         VALUE        AMOUNT         VALUE
                                            -----------   -----------   -----------   -----------
Financial Assets:
Cash and cash equivalents.................  $ 9,604,000   $ 9,604,000   $ 6,171,000   $ 6,171,000
Mortgage loans held for sale..............    9,774,000     9,914,000    24,289,000    24,656,000
Originated mortgage servicing rights......      969,000     1,283,000       758,000       849,000
                                            -----------   -----------   -----------   -----------
Total financial assets....................  $20,347,000   $20,801,000   $31,218,000   $31,676,000
                                            ===========   ===========   ===========   ===========
Financial Liabilities:
Long-term debt............................  $16,668,000   $16,625,000   $ 7,987,000   $ 7,987,000
Note payable-bank.........................    9,027,000     9,027,000    23,825,000    23,825,000
                                            -----------   -----------   -----------   -----------
Total financial liabilities...............  $25,695,000   $25,652,000   $31,812,000   $31,812,000
                                            ===========   ===========   ===========   ===========

ESTIMATION OF FAIR VALUES

    The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments shown above and the Company's commitment to extend credit and forward commitments.

                          THE DEWOLFE COMPANIES, INC.

NOTE F--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
CASH AND CASH EQUIVALENTS

    The fair value of cash and cash equivalents is considered to approximate the carrying amount as a result of the highly liquid and short-term nature of the instruments.

MORTGAGE LOANS HELD FOR SALE

    The fair value of mortgage loans held for sale was determined based upon prices to be realized based on forward commitments.

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

NOTE PAYABLE-BANK AND LONG-TERM DEBT

    The fair value of the note payable-bank is stated at carrying amount as a result of the short-term nature of the instrument and the variable interest rate. The fair value of long-term debt reflects current rates for similar debt. The fair value of the interest rate swap agreement was $45,000 at December 31, 1999 based on quoted market prices.

COMMITMENT TO EXTEND CREDIT

    The fair value of mortgage commitments to extend credit is estimated by comparing the Company's cost to acquire mortgages to the current price for similar mortgage loans, taking into account the terms of the commitments and creditworthiness of the counterparties, but not giving effect to forward commitments. For fixed rate loan commitments, fair value also considers the difference between the current levels of interest rates and the committed rates. The fair value of the Company's commitment to extend credit reflected a gain of $146,000 at December 31, 1999 and a gain of $94,000 at December 31, 1998.

FORWARD COMMITMENTS

    The fair value of forward commitments is the estimated amount that the Company would receive or pay to terminate the forward commitments at the reporting date based on market prices for similar financial instruments. The fair value of the Company's forward commitments reflected a gain of $95,000 and a loss of $176,000 at December 31, 1999 and 1998, respectively. The fair value estimates of the Company's forward commitments are estimated without consideration of the future earnings attributable to loans that have been or will be originated to satisfy the forward commitments.

NOTE G--RETIREMENT PLANS

    Effective December 1, 1996, the Company established a qualified 401(k) retirement plan for the benefit of eligible employees. The Company has made discretionary contributions to the plan by matching

                          THE DEWOLFE COMPANIES, INC.

NOTE G--RETIREMENT PLANS (CONTINUED)
25% of employee contributions (up to 6% of individual employee contribution) in 1999 and 1998. The Company contributed $181,000 to this plan in 1999 and $162,000 in 1998.

    The Company also maintained a qualified defined contribution plan, the Profit-Sharing Retirement Plan, for the benefit of eligible employees. The Company terminated this plan and distributed all plan assets to plan participants in 1998. The plan provided that the Company would make contributions out of current or accumulated earnings in such amount as the Board of Directors would determine on or before December 31 of each year. The contribution each year would in no event exceed the maximum allowable under applicable provisions of the Internal Revenue Code. The Company did not make contributions to the plan for the years ended December 31, 1999, 1998, and 1997.

NOTE H--INCOME TAXES

    Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                                1999       1998
                                                              --------   --------
Deferred tax assets (liabilities):
Allowances for doubtful accounts............................  $ 11,000   $ 31,000
Book over tax depreciation..................................   415,000    227,000
Deferred acquisition costs..................................   (65,000)   (17,000)
                                                              --------   --------
Net deferred tax assets.....................................  $361,000   $241,000
                                                              ========   ========

    The provision for income taxes for 1999, 1998 and 1997 consisted of the following:

                                1999                    1998                   1997
                       ----------------------   ---------------------   -------------------
                        CURRENT     DEFERRED     CURRENT     DEFERRED   CURRENT    DEFERRED
                       ----------   ---------   ----------   --------   --------   --------
Federal..............  $2,803,000   $ (90,000)  $1,861,000   $101,000   $674,000   $(44,000)
State................     913,000     (30,000)     402,000    237,000    289,000    (43,000)
                       ----------   ---------   ----------   --------   --------   --------
Total................  $3,716,000   $(120,000)  $2,263,000   $338,000   $963,000   $(87,000)
                       ==========   =========   ==========   ========   ========   ========

    The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes. The items causing the difference are as follows:

                                                1999         1998        1997
                                             ----------   ----------   --------
Tax expense at statutory rate..............  $2,917,000   $1,982,000   $662,000
State income tax...........................     583,000      422,000    230,000
Permanent differences......................      96,000      154,000     47,000
Other......................................          --       43,000    (63,000)
                                             ----------   ----------   --------
                                             $3,596,000   $2,601,000   $876,000
                                             ==========   ==========   ========

                          THE DEWOLFE COMPANIES, INC.

NOTE I--CONCENTRATION OF CREDIT RISK

    The Company sells its services to homeowners and buyers. The Company is affected by the cyclical nature of the residential real estate industry and the availability of financing for the homebuyer.

NOTE J--STOCKHOLDERS' EQUITY

    The Company established a policy in 1993 pursuant to which one share of common stock is issued as a bonus under the Company's Company Stock Purchase Plan to each employee, consultant, sales associate, or advisor who joins the Company, subject to a ninety-day waiting period. During 1997, 1998 and 1999, 425, 709 and 1,090 shares, respectively, were issued pursuant to this policy. The total value of these shares amounted to $2,000 in 1997, $5,000 in 1998 and $8,000 in 1999 using as a value the closing sale price of the common stock on the American Stock Exchange on the day immediately preceding the date of issuance.

    In 1996, the Company approved a stock repurchase plan authorizing the Company to repurchase shares of its common stock in the open market or in private transactions. In May of 1998, the Company authorized an increase in the amount of the Company's stock that may be repurchased under the repurchase plan to a total of $1.9 million. At December 31, 1999, 231,548 shares at a cost of $1,319,000 had been acquired under this plan, of which 4,500 shares at a cost of $31,000 were acquired in 1999, 108,400 shares at a cost of $656,000 were acquired in 1998; and 108,048 shares at a cost of $577,000 were acquired in 1997.

    In 1999 and 1998, the Company issued notes receivable to the Company's principal stockholder (including spouse) and to executive officers totaling $607,000 and $270,000, respectively. The proceeds from these transactions were used to purchase shares of the Company's stock. The notes receivable are carried as a reduction of stockholders' equity.

    The Company has various stock option plans under which shares of common stock may be granted to key employees, consultants, sales associates, advisers, and directors of the Company. Options granted under the plans are non-qualified or incentive stock options, and are granted at a price that is not less than the fair market value of the common stock at the date of grant. These options have lives of five or ten years and vest over periods from zero to four years. Options available for future grant under these plans totaled 124,300 at December 31, 1999.

    At December 31, 1998 the Company had 500,000 warrants outstanding with exercise prices ranging from $6.00 to $9.00 per share. During 1999, 5,960 warrants were exercised at $6.00 per share. The remaining 494,040 warrants expired unexercised.

    Pursuant to the requirements of SFAS 123, the following are the pro forma net income and net income per share amounts for 1999, 1998, and 1997, as if the compensation cost for the stock option and stock purchase plans had been determined based upon the fair value at the grant date for grants in 1999, 1998, and 1997.

                                            1999                       1998                      1997
                                  ------------------------   ------------------------   -----------------------
                                  AS REPORTED   PRO FORMA    AS REPORTED   PRO FORMA    AS REPORTED   PRO FORMA
                                  -----------   ----------   -----------   ----------   -----------   ---------
Net Income......................  $4,984,000    $4,488,000   $3,233,000    $2,829,000   $1,070,000    $890,000
Basic earnings per share........  $     1.49    $     1.34   $     0.99    $     0.87   $     0.33    $   0.27
Diluted earnings per share......  $     1.41    $     1.27   $     0.95    $     0.83   $     0.32    $   0.27

                          THE DEWOLFE COMPANIES, INC.

NOTE J--STOCKHOLDERS' EQUITY (CONTINUED)
    The above pro forma estimates were made using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of the 1999 options: risk free interest rate of 6.46%, expected volatility of .309, expected dividend yield of 2% and an estimated life of the options of 5 and 10 years based on the grant.

    The values estimated related to options are based on management estimates in conjunction with the Black-Scholes valuation model and may not reflect actual values of these options.

    A summary of stock option and warrant transactions for the years ended December 31 is as follows:

                                                1999                        1998
                                       ----------------------      ----------------------
                                                     WEIGHTED                    WEIGHTED
                                                     AVERAGE                     AVERAGE
                                                     EXERCISE                    EXERCISE
                                         NUMBER       PRICE          NUMBER       PRICE
                                       -----------   --------      -----------   --------
Options and warrants outstanding at
  beginning of year..................    1,496,275    $ 6.21         1,315,359    $ 6.00
Options granted (1)..................      350,450    $ 7.21           257,900    $ 6.07
Options granted (2)..................       40,850    $ 8.13            68,500    $ 6.63
Options granted (3)..................        6,000    $ 7.00                --        --
Options exercised....................     (140,125)   $ 4.91           (94,275)   $ 3.72
Cancelled options....................       (3,600)   $ 5.23           (51,209)   $ 5.10
Warrants exercised...................       (5,960)   $ 6.00                --        --
Cancelled warrants...................     (494,040)   $ 7.52                --        --
Options and warrants outstanding
                                       -----------    ------       -----------    ------
  At end of year.....................    1,249,850    $ 6.18         1,496,275    $ 6.21
                                       ===========    ======       ===========    ======
Options and warrants exercisable at
  December 31,.......................      645,687    $ 5.60         1,105,588    $ 6.31

                                     PRICE       NUMBER           PRICE       NUMBER
                                  -----------   ---------      -----------   --------
Price and number of options and
  warrants outstanding at end of
  year..........................  $3.50-$5.00     154,350      $3.50-$5.00   269,575
                                  $5.01-$7.24   1,073,500      $5.01-$7.24   976,700
                                  $7.25-$9.00      22,000      $7.25-$9.00   250,000

------------------------

(1) Options granted during the year where the exercise price equaled the market price on the grant date.

(2) Options granted during the year where the exercise price exceeds the market price on the grant date.

(3) Options granted during the year where the exercise price was less than the market price on the grant date.

    The weighted average remaining life of stock options outstanding at December 31, 1999 was approximately 4 years.

                          THE DEWOLFE COMPANIES, INC.

NOTE J--STOCKHOLDERS' EQUITY (CONTINUED)
    The weighted average fair value of options granted during 1999 and 1998 for options where the exercise price equaled the market price on the grant date was $2.41 and $2.39, respectively. The weighted average fair values of options granted during 1999 and 1998 where the exercise price exceeds the market price on the grant date were $1.97 and $1.88, respectively. The weighted average fair value of options granted during 1999 where the exercise price was less than the market price on the grant date was $2.50. There were no options granted in 1998 where the exercise price was less than the market price on the grant date. These fair values were estimated using the Black-Scholes valuation model and the assumptions noted above.

    The following table sets forth the computation of basic earnings per share and diluted earnings per share:

                                              1999         1998         1997
                                           ----------   ----------   ----------
Numerator:
  Net income.............................  $4,984,000   $3,233,000   $1,070,000
                                           ----------   ----------   ----------
Denominator:
  Basic weighted average shares..........   3,350,000    3,251,000    3,271,000
  Effect of stock options................     188,000      143,000       73,000
                                           ----------   ----------   ----------
  Diluted weighted average shares........   3,538,000    3,394,000    3,344,000
                                           ==========   ==========   ==========
  Basic Earnings per share...............  $     1.49   $     0.99   $     0.33
                                           ==========   ==========   ==========
  Diluted Earnings per share.............  $     1.41   $     0.95   $     0.32
                                           ==========   ==========   ==========

NOTE K--ORIGINATED MORTGAGE SERVICING RIGHTS

    The following table represents activity and carrying amounts for originated mortgage servicing rights at December 31, 1999 and 1998.

                                                           1999        1998
                                                        ----------   --------
Beginning Balance, January 1..........................  $  875,000   $306,000
Originated Mortgage Servicing Rights capitalized......     393,000    671,000
Amortization..........................................    (144,000)  (102,000)
                                                        ----------   --------
Balance at December 31,...............................  $1,124,000   $875,000
                                                        ==========   ========

    The following table represents activity and balances for the valuation allowance for originated mortgage servicing rights at December 31, 1999 and 1998.

                                                            1999       1998
                                                          --------   --------
Beginning Balance, January 1............................  $117,000   $  9,000
Additions to Valuation Allowance........................    38,000    108,000
                                                          --------   --------
Balance at December 31,.................................  $155,000   $117,000
                                                          ========   ========

                          THE DEWOLFE COMPANIES, INC.

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

                                         1999           1998           1997
                                     ------------   ------------   ------------
Revenues:
  Real Estate......................  $172,957,000   $130,155,000   $100,285,000
  Mortgage Banking.................     4,679,000      4,680,000      2,822,000
  Insurance Services...............     1,193,000        585,000         37,000
                                     ------------   ------------   ------------
Total Segment Revenues.............  $178,829,000   $135,420,000   $103,144,000
                                     ============   ============   ============
Net Revenues:
  Real Estate......................  $ 58,848,000   $ 46,590,000   $ 36,174,000
  Mortgage Banking.................     4,679,000      4,680,000      2,822,000
  Insurance Services...............     1,193,000        585,000         37,000
                                     ------------   ------------   ------------
Total Segment Net Revenues.........  $ 64,720,000   $ 51,855,000   $ 39,033,000
                                     ============   ============   ============
Pre-tax Income (Loss):
  Real Estate......................  $  7,971,000   $  4,784,000   $  1,779,000
  Mortgage Banking.................     1,133,000      1,381,000        402,000
  Insurance Services...............      (524,000)      (331,000)      (235,000)
                                     ------------   ------------   ------------
Total Segment Pre-tax Income
  (Loss)...........................  $  8,580,000   $  5,834,000   $  1,946,000
                                     ============   ============   ============
Assets:
  Real Estate......................  $ 49,904,000   $ 33,792,000   $ 24,124,000
  Mortgage Banking.................    13,658,000     28,335,000     15,393,000
  Insurance Services...............     1,719,000      1,525,000        100,000
                                     ------------   ------------   ------------
Total Segment Assets...............  $ 65,281,000   $ 63,652,000   $ 39,617,000
                                     ============   ============   ============

                          THE DEWOLFE COMPANIES, INC.

NOTE M--SELECTED QUARTERLY DATA (UNAUDITED)

                                       FIRST        SECOND       THIRD        FOURTH
                                      QUARTER      QUARTER      QUARTER      QUARTER        YEAR
                                     ----------   ----------   ----------   ----------   ----------
                                           (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
CALENDAR YEAR 1999
Revenues...........................  $   37,222   $   56,901   $   46,464   $   38,242   $  178,829
Net Revenues.......................  $   13,392   $   20,728   $   16,886   $   13,714   $   64,720
Operating income (loss)............  $    1,119   $    6,122   $    1,932   $     (517)  $    8,656
Net income (loss)..................  $      566   $    3,298   $    1,102   $       18   $    4,984
Basic Earnings per share...........  $     0.17   $     0.98   $     0.33   $     0.01   $     1.49
Diluted Earnings per share.........  $     0.16   $     0.92   $     0.30   $     0.01   $     1.41
Basic Weighted Average shares
  outstanding......................   3,302,000    3,361,000    3,365,000    3,371,000    3,350,000
Diluted Weighted Average shares
  outstanding......................   3,544,000    3,575,000    3,618,000    3,505,000    3,538,000

CALENDAR YEAR 1998
Revenues...........................  $   30,251   $   42,793   $   32,773   $   29,603   $  135,420
Net Revenues.......................  $   11,220   $   16,209   $   13,083   $   11,343   $   51,855
Operating income (loss)............  $      635   $    4,057   $    1,430   $      122   $    6,244
Net income (loss)..................  $      270   $    2,143   $      765   $       55   $    3,233
Basic Earnings per share...........  $     0.08   $     0.66   $     0.23   $     0.02   $     0.99
Diluted Earnings per share.........  $     0.08   $     0.62   $     0.22   $     0.02   $     0.95
Basic Weighted Average shares
  outstanding......................   3,224,000    3,263,000    3,272,000    3,245,000    3,251,000
Diluted Weighted Average shares
  outstanding......................   3,366,000    3,475,000    3,466,000    3,297,000    3,394,000

                          THE DEWOLFE COMPANIES, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT       CHARGED TO                END OF YEAR
DESCRIPTION                                   BEGINNING OF YEAR   OPERATIONS   DEDUCTIONS     BALANCE
-----------                                   -----------------   ----------   ----------   -----------
Year ended December 31, 1999 Deducted from
  asset accounts: Allowance for doubtful
  accounts..................................       $826,000         440,000     333,000(1)    $933,000
Year ended December 31, 1998 Deducted from
  asset accounts: Allowance for doubtful
  accounts..................................       $611,000        $472,000    $257,000(1)    $826,000
Year ended December 31, 1997 Deducted from
  asset accounts: Allowance for doubtful
  accounts..................................       $831,000        $457,000    $677,000(1)    $611,000

------------------------

(1) Represents primarily write-offs of net commissions on real estate sales, which were not consummated.

                          THE DEWOLFE COMPANIES, INC.
                            EXHIBIT INDEX--FORM 10-K

       EXHIBIT                                                                         PAGE OR
       NUMBER                                   DESCRIPTION                           REFERENCE
---------------------   ------------------------------------------------------------  ----------
3.1                     -Restated Articles of Organization of the Registrant          A-3.1

3.2                     -Amendment to Articles 3 and 4 of Restated Articles of
                        Organization                                                  E-(3)(i)

3.3                     -By-laws of the Registrant, as amended                        F-(3)(ii)

4.1                     -Specimen Certificate of shares of Common Stock, $.01 par
                        value                                                         F-4.1

10.1                    -1992 Stock Option Plan, as amended                           K-10.4

10.2                    -1992 Non-Employee Director Stock Option Plan                 I-10.2

10.3                    -Employment Agreement dated May 20, 1992 with Richard B.
                        DeWolfe                                                       A-10.16

10.4                    -Stock Option Agreement dated May 20, 1992 with Richard B.
                        DeWolfe                                                       A-10.17

10.5                    -Employment Agreement dated May 20, 1992 with Patricia A.
                        Griffin                                                       A-10.20

10.6                    -Employment Agreement dated May 20, 1992 with Paul J.
                        Harrington                                                    A-10.21

10.7                    -$10,507 Note dated June 1, 1990 from Amherst Realty Trust    A-10.24.1

10.8                    -Mortgage dated June 23, 1991 from Richard B. DeWolfe and
                        Marcia A. DeWolfe                                             A-10.24.2

10.9                    -Lease dated May 1, 1993 with Wire Road Realty Trust          B-10.32

10.10                   -Mortgage Warehousing Loan and Security Agreement dated June
                        15, 1993 with First Union National Bank                       B-10.33.1

10.10.1                 -Promissory Note dated June 15, 1993 to First Union National
                        Bank                                                          B-10.33.2

10.10.2                 -Letter Amendment to First Union National Bank Mortgage
                        Warehousing Loan and Security Agreement dated November 30,
                         1995                                                         F-10.24.3

10.10.3                 -Letter Amendment to First Union National Bank Mortgage
                        Warehousing Loan and Security Agreement dated December 22,
                         1995                                                         L-10.24.4

10.10.4                 -Letter Amendment to First Union National Bank Mortgage
                        Warehousing Loan and Security Agreement dated August 27,
                         1998                                                         L-10.1

10.10.5                 -Letter Amendment to First Union National Bank Mortgage
                        Warehousing Loan and Security Agreement dated June 18, 1999   N-10.0

10.11                   -Stock Option Agreement dated March 23, 1994, with A.
                        Clinton Allen                                                 B-10.37

10.12                   -BankBoston, N.A. Credit Agreements                           C-10.1.1
                                                                                      to 10.2.5

10.12.1                 -BankBoston, N.A. Credit Agreements as Amended March 30,
                        1995                                                          K-10.1

10.12.2                 -Second Amended and Restated Credit and Security Agreement
                        dated May 8, 1998 by and among The DeWolfe Company, Inc.,
                         DeWolfe Relocation Services, Inc., Referral Associates of
                         New England, Inc., Hillshire House, Inc., The DeWolfe
                         Insurance Agency, Inc., Real Estate Referral, Inc. Dollar
                         Dry Dock Real Estate, Inc. and The Heritage Group, Inc.,
                         and The DeWolfe Companies, Inc., to BankBoston, N.A.         K-10.1

       EXHIBIT                                                                         PAGE OR
       NUMBER                                   DESCRIPTION                           REFERENCE
---------------------   ------------------------------------------------------------  ----------
10.12.3                 -Unlimited Guaranty by The DeWolfe Companies, Inc. dated
                        April 1, 1996 of the obligations of The DeWolfe Company,
                         Inc., DeWolfe Relocation Services, Inc., Hillshire House,
                         Inc., Real Estate Referral, Inc., and Referral Associates
                         of New England, Inc. to BankBoston, N.A.                     K-10.1

10.12.4                 -Revolving Credit Note dated April 1, 1996 of The DeWolfe
                        Company, Inc., DeWolfe Relocation Services, Inc., Referral
                         Associates of New England, Inc., Hillshire House, Inc. and
                         Real Estate Referral, Inc. to BankBoston, N.A.               K-10.1

10.12.5                 -First Amendment to Second Amended and Restated Credit and
                        Security Agreement dated October 1, 1999 by and among The
                         DeWolfe Company, Inc., DeWolfe Relocation Services, Inc.,
                         Referral Associates of New England, Inc., Hillshire House,
                         Inc., The DeWolfe Insurance Agency, Inc., Real Estate
                         Referral, Inc. Dollar Dry Dock Real Estate, Inc. and The
                         Heritage Group, Inc., J.W. Riker Northern RI Inc., Mark
                         Stimson Associates, and Paul G. Jevne, Inc., The DeWolfe
                         Companies, Inc., to BankBoston, N.A.                         O-10.1

10.13                   -Private Placement of 125,000 shares and 500,000 warrants     D-28

10.14                   -Employment Agreement dated April 29, 1996 with James A.
                        Marcotte                                                      G-(10)(i)

10.15                   -1993 Company Stock Purchase Plan, as amended                 G-(10)(ii)

10.16                   -Employment Agreement dated September 2, 1997 with Gail
                        Hayes                                                         H-10.0

10.17                   -Stock purchase agreement dated December 8, 1997 and Dollar
                        Dry Dock Real Estate, Inc., The Heritage Group, Inc., Steven
                         C. Bailey, The DeWolfe Company, Inc. and The DeWolfe
                         Companies, Inc.                                              J-2.1

10.18                   -1998 Stock Option Plan, as amended                           M-A

10.19                   -Employment Agreement dated May 14, 1998 with Richard Pucci   K-10.3

10.20                   -Employment Agreement Dated February 20, 1998 with Richard
                        Loughlin                                                      *

21.                     -Subsidiaries of the Registrant                               *

23.                     -Consent of Ernst & Young LLP                                 *

27.                     -Financial Data Schedule                                      *

99.                     -Copy of Section 67 of the Massachusetts Business
                        Corporation Law                                               A-28.1

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

                          E-   Incorporated by reference from the registrant's Quarterly
                               Report on Form 10-Q for the period ending June 30, 1995. The page or reference set forth herein is the exhibit number in said quarterly report.

                          F-   Incorporated by reference from the registrant's Annual
                               Report on Form 10-K for the fiscal year ended December 31,
                               1995. The page of reference set forth herein is the exhibit number in said report.

                          G-   Incorporated by reference from the registrant's Quarterly
                               Report on Form 10-Q for the period ending June 30, 1996. The page or reference set forth herein is the exhibit number in said quarterly report.

                          H-   Incorporated by reference from the registrant's Quarterly
                               Report on Form 10-Q for the period ending September 30,
                               1997. The page or reference set forth herein is the exhibit number in said quarterly report.

                          I-   Incorporated by reference from the registrant's Annual
                               Report on Form 10-K for the fiscal year ended December 31,
                               1996. The page or reference set forth herein is the exhibit number in said report.

                          J-   Incorporated by reference from the registrant's current
                               report on Form 8-K filed on February 2, 1998. The page or
                               reference set forth herein is the exhibit number in said
                               report.

                          K-   Incorporated by reference from the registrant's Quarterly
                               Report on Form 10-Q for the period ending June 30, 1998. The page or reference set forth herein is the exhibit number in said Quarterly report.

                          L-   Incorporated by reference from the registrant's Quarterly
                               Report on Form 10-Q for the period ending September 30,
                               1998. The page or reference set forth herein is the exhibit number in said Quarterly report.

                          M-   Incorporated by reference from the registrant's 2000 Proxy
                               Statement. The reference set forth herein is the exhibit
                               letter in said Proxy statement.

                          N-   Incorporated by reference from the registrant's Quarterly
                               Report on Form 10-Q for the period ending June 30, 1999. The page or reference set forth herein is the exhibit number in said Quarterly report.

                          O-   Incorporated by reference from the registrant's Quarterly
                               Report on Form 10-Q for the period ending September 30,
                               1999. The page or reference set forth herein is the exhibit number in said Quarterly report.

------------------------

* Filed herewith