Form 10-Q
period 2000-03-31
DEWOLFE COMPANIES INC
filed 2000-05-12
CIK 888138

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date: (April 30, 2000)

Common Stock, par value $.01 per share 3,382,872 shares

                           THE DEWOLFE COMPANIES, INC.

                                      INDEX


PART I.           FINANCIAL INFORMATION


                                                                                             PAGE NO.
Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2000 and December 31, 1999                                           3


                  Condensed Consolidated Statements of Income for the
                  Three Months ended March 31, 2000 and March 31, 1999                           4


                  Condensed Consolidated Statements of Cash Flows for
                  the Three Months ended March 31, 2000 and March 31, 1999                       5


                  Notes to Condensed Consolidated Financial Statements
                  March 31, 2000                                                                 6


Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                          8


PART II. OTHER INFORMATION                                                                      11


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS


                                                                                           March 31, 2000     December 31, 1999
                                                                                           ------------------------------------
CURRENT ASSETS
     Cash and cash equivalents                                                                $  5,377,000         $  9,604,000
     Commissions receivable, net of allowance of $1,758,000 at March 31, 2000
       and $933,000 at December 31, 1999                                                        37,670,000           21,786,000
     Mortgage loans held for sale                                                                8,931,000            9,774,000
     Advance receivable from stockholder                                                                 -               66,000
     Prepaid expenses and other current assets                                                   1,683,000            1,498,000
                                                                                           ------------------------------------
        TOTAL CURRENT ASSETS                                                                    53,661,000           42,728,000

PROPERTY AND EQUIPMENT
     Property and equipment                                                                     15,114,000           13,828,000
     Accumulated depreciation and amortization                                                  (7,015,000)          (6,189,000)
                                                                                           ------------------------------------
        NET PROPERTY AND EQUIPMENT                                                               8,099,000            7,639,000

OTHER ASSETS
     Excess of cost over value in net assets acquired, net of accumulated amortization
       of $2,147,000 at March 31, 2000 and $1,937,000 at December 31, 1999                      11,349,000           11,559,000
     Other assets                                                                                3,301,000            3,355,000
                                                                                           ------------------------------------
TOTAL ASSETS                                                                                  $ 76,410,000         $ 65,281,000
                                                                                           ------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable-bank                                                                        $  8,607,000         $  9,027,000
     Current portion of long-term debt                                                           2,107,000            1,706,000
     Current portion of obligations under capital leases                                           589,000              678,000
     Commissions payable                                                                        26,042,000           15,183,000
     Accounts payable and accrued expenses                                                       4,198,000            4,674,000
     Deferred mortgage fee income                                                                  379,000              133,000
     Dividend payable                                                                                    -              506,000
                                                                                           ------------------------------------
        TOTAL CURRENT LIABILITIES                                                               41,922,000           31,907,000

Long-term debt, net of current portion                                                          15,388,000           14,962,000
Obligations under capital leases, net of current portion                                           318,000              434,000
Non compete agreements and consulting agreements payable                                           259,000              279,000
                                                                                           ------------------------------------
TOTAL LIABILITIES                                                                               57,887,000           47,582,000

Commitments and Contingencies

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 3,000,000 shares authorized; none outstanding Common stock, $.01 par value; 10,000,000 shares authorized;
       3,627,403 shares issued at March 31, 2000 and 3,623,245 shares issued
       at December 31, 1999                                                                         36,000               36,000
     Additional paid-in capital                                                                  7,641,000            7,623,000
     Retained earnings                                                                          13,227,000           12,381,000
     Treasury stock (263,318 shares at March 31, 2000
       and 256,111 shares at December 31, 1999), at cost                                        (1,520,000)          (1,470,000)
     Notes receivable from sale of stock                                                          (861,000)            (871,000)
                                                                                           ------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                      18,523,000           17,699,000
                                                                                           ------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 76,410,000         $ 65,281,000
                                                                                           ====================================


            See notes to condensed consolidated financial statements

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      Three Months Ended March 31,
                                                       2000                1999
                                                       ----                ----
Revenues:
  Real estate brokerage                            $ 43,093,000         $ 35,796,000
  Mortgage revenues                                     555,000              949,000
  Insurance revenues                                    592,000              349,000
  Other revenues                                        287,000              128,000
                                                   ------------         ------------
  TOTAL REVENUES                                     44,527,000           37,222,000

Commission Expense                                   28,199,000           23,830,000
                                                   ------------         ------------


NET REVENUES                                         16,328,000           13,392,000


Operating Expenses:
   Compensation and benefits                          6,819,000            5,660,000
   Facilities                                         2,099,000            1,757,000
   General and administrative                         3,542,000            2,824,000
   Marketing and promotion                            1,490,000            1,483,000
   Communications                                       694,000              514,000
   Acquisition related costs                             30,000               35,000
                                                   ------------         ------------
TOTAL OPERATING EXPENSES                             14,674,000           12,273,000
                                                   ------------         ------------

OPERATING INCOME                                      1,654,000            1,119,000

Other Income (Expenses):
   Interest expense                                    (438,000)            (450,000)
   Interest income                                      295,000              360,000
                                                   ------------         ------------
INCOME BEFORE INCOME TAXES                            1,511,000            1,029,000

Income Taxes                                            665,000              463,000
                                                   ------------         ------------

Net Income                                         $    846,000         $    566,000
                                                   ============         ============

Basic earnings per share                           $       0.25         $       0.17
Diluted earnings per share                         $       0.24         $       0.16

Basic weighted average shares outstanding             3,362,000            3,302,000
Diluted weighted average shares outstanding           3,545,000            3,544,000



            See notes to condensed consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Three Months Ended March 31,
                                                                                   2000               1999
                                                                                   ----               ----
OPERATING ACTIVITIES
       Net Income                                                              $    846,000      $    566,000
       Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
            Depreciation                                                            826,000           720,000
            Amortization                                                            347,000           269,000
            Additions to valuation allowance for mortgage servicing rights            3,000            11,000
            Gain on sale of mortgage loans, net                                    (484,000)         (888,000)
       Change in Assets and Liabilities:
            Increase in commissions receivable                                  (15,884,000)      (12,644,000)
            Increase in prepaid expenses and other current assets                  (185,000)         (519,000)
            Increase in other assets                                                (56,000)          (18,000)
            Mortgage loans held for sale                                        (39,836,000)      (76,321,000)
            Proceeds from mortgage loan sales                                    41,133,000        82,475,000
            Increase in commissions payable                                      10,859,000         9,152,000
            Decrease in advance receivable from stockholder                          66,000                 -
            (Decrease) increase in accounts payable and accrued expenses           (476,000)        1,131,000
            Increase in deferred mortgage fee income                                246,000           108,000
                                                                               ------------      ------------
       Total Adjustments                                                         (3,441,000)        3,476,000
                                                                               ------------      ------------
        Cash (used in) provided by operating activities                          (2,595,000)        4,042,000

INVESTING ACTIVITIES
      Expenditures for business combinations, net of cash acquired                        -        (4,414,000)
      Expenditures for property and equipment                                             -          (365,000)
                                                                               ------------      ------------
      Cash used in investing activities                                                   -        (4,779,000)

FINANCING ACTIVITIES
      Net borrowings under revolving line of credit                                       -           300,000
      Net borrowings on note payable, bank                                         (420,000)       (5,823,000)
      Borrowing on acquisition line of credit                                             -         2,875,000
      Notes receivable from sale of stock                                            10,000          (608,000)
      Repayment of long-term debt                                                  (684,000)         (571,000)
      Purchase of treasury stock                                                    (50,000)                -
      Issuance of common stock                                                       18,000           670,000
      Payment of common stock dividend                                             (506,000)         (389,000)
                                                                               ------------      ------------
      Cash (used in) financing activities                                        (1,632,000)       (3,546,000)
                                                                               ------------      ------------
      Net decrease in cash and cash equivalents                                  (4,227,000)       (4,283,000)
      Cash and cash equivalents at beginning of period                            9,604,000         6,171,000
                                                                               ------------      ------------
      Cash  and cash equivalents at end of period                              $  5,377,000      $  1,888,000
                                                                               ============      ============

Supplemental disclosure of non-cash activities:
      Leases capitalized and property and equipment financed                   $  1,286,000      $    380,000
Supplemental disclosure of cash flow information:
      Cash paid for interest                                                   $    459,000      $    529,000



            See notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2- SEGMENT REPORTING

The Company has three reportable operating segments, based upon its services: real estate, including both real estate brokerage and relocation services; mortgage banking; and insurance services. The Company evaluates its segments based on pre-tax income. Financial information for the three operating segments is provided in the following table.


                                             2000              1999
                                             ----              ----
For the three months ended March 31:
Revenues:
   Real Estate                           $ 43,380,000      $ 35,924,000
   Mortgage                                   555,000           949,000
   Insurance Services                         592,000           349,000
                                         ------------      ------------
Total Segment Revenues                     44,527,000      $ 37,222,000
                                           ==========      ============

Net Revenues:
    Real Estate                          $ 15,181,000      $ 12,094,000
    Mortgage Banking                          555,000           949,000
    Insurance Services                        592,000           349,000
                                         ------------      ------------
Total Segment Net Revenues               $ 16,328,000      $ 13,392,000
                                         ============      ============

Pre-tax Income (Loss):
   Real Estate                           $  1,740,000      $  1,025,000
   Mortgage                                  (361,000)           52,000
   Insurance Services                         132,000           (48,000)
                                         ------------      ------------
Total Segment Pre-tax Income             $  1,511,000      $  1,029,000
                                         ============      ============
Balance at March 31:
Assets:
   Real Estate                           $ 61,615,000      $ 51,487,000
   Mortgage                                12,781,000        21,467,000
   Insurance Services                       2,014,000         1,466,000
                                         ------------      ------------
Total Segment Assets                     $ 76,410,000      $ 74,420,000
                                         ============      ============


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share and diluted earnings per share:


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                    2000                 1999
                                                    ----                 ----
Numerator:
     Net Income                                   $  846,000          $  566,000

Denominator:
     Basic weighted- average shares                3,362,000           3,302,000
     Effect of Stock Options                         183,000             242,000
                                                  ----------          ----------
                                                   3,545,000           3,544,000
                                                  ==========          ==========

Basic Earnings per Share                          $     0.25          $     0.17
                                                  ==========          ==========

Diluted Earnings Per Share                        $     0.24          $     0.16
                                                  ==========          ==========


                           THE DEWOLFE COMPANIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Net income in the first quarter of 2000 was $846,000 as compared to net income of $566,000 in the first quarter of 1999. The increase in the 2000 earnings was primarily attributed to continued growth in the Company's existing real estate markets and the positive effect of the integration of the prior years acquisitions.

RESULTS OF OPERATIONS

REAL ESTATE BROKERAGE REVENUES:

Real estate brokerage revenues increased 20% in the first quarter of 2000 to $43.1 million, an increase of $7.3 million over the first quarter of 1999. The increase in real estate brokerage revenues is primarily attributed to continued growth in the Company's existing markets and the positive effect of the integration of the prior year acquisitions. The Company's growth in its existing markets is attributed to the continued strong economy combined with the Company's integrated homeownership service marketing strategy.

Real estate brokerage revenues includes $2.0 million of revenues from relocation services in the first quarter of 2000 as compared to $1.4 million in the first quarter of 1999, an increase of 38%. The increase was primarily due to an increase in the number of corporate services clients as well as the Company's expansion into new markets.

Net revenues from real estate brokerage increased 24% or $2.9 million in the first quarter of 2000 to $14.9 million. Net real estate brokerage revenues as a percentage of real estate brokerage revenues increased to 34.6% for the first quarter of 2000 as compared to 33.4% for the same period in 1999.

Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and changes to the commission structures in order to attract and retain qualified sales associates.

MORTGAGE REVENUES:

Mortgage revenues decreased 42% in the first quarter of 2000 to $555,000 a decrease of $394,000 compared to the first quarter of 1999. The decrease is primarily due to a decrease in closed loan volume and lower margins on loans, which the Company believes was caused by a higher interest rate market and increased competion in the mortgage industry. The Company's closed loan volume totaled $75.3 million in the first quarter of 2000 compared to $89.6 million of closed loans for the first quarter of 1999.

INSURANCE REVENUES:

Insurance revenues increased 70% in the first quarter of 2000 to $592,000, an increase of $243,000 from the first quarter of 1999. The increase was primarily due to a higher percentage of homebuyers purchasing their insurance through the Company.

OTHER REVENUES

Other revenues increased 124% in the first quarter of 2000 to $287,000, an increase of $159,000 over 1999. The increase is primarily due to revenues related to reimbursement of real estate expenditures and services.

OPERATING EXPENSES:

Operating expenses increased 20% in the first quarter of 2000 to $14.7 million, an increase of $2.4 million from the first quarter of 1999. Operating expenses as a percentage of net revenues were 90% in the first quarter of 2000 compared to 92% in the first quarter of 1999. The increase in operating expenses is primarily due to costs associated with the increase in the Company's overall business.

INTEREST EXPENSE AND INTEREST INCOME:

Interest expense decreased by $12,000 in the first quarter of 2000 as compared to 1999. The decrease is primarily due to a decrease of $104,000 in interest expense related to the mortgage line of credit due to the decrease in loan closings partially offset by additional interest expense, due to increased interest expense from borrowings related to the financing of 1999 acquisitions.

Interest income decreased by $65,000 in the first quarter of 2000 as compared to 1999. The decrease is primarily due to lower interest earned on mortgage loans. The decrease in mortgage loan interest was due to the decreased mortgage loan closings.

LIQUIDITY AND SOURCES OF CAPITAL

Cash and cash equivalents at March 31, 2000 and December 31, 1999 were $5.4 million and $9.6 million, respectively. Cash used in operating activities for the first quarter of 2000 was $2.6 million as compared to cash provided by operating activities of $4.0 million for the first quarter of 1999. The changes in cash used in and provided by operating activities in the first quarter of 2000 and 1999 were primarily due to the increases and decreases in the Company's mortgage loans held for sale which were funded by the Company's mortgage warehouse line of credit with First Union National Bank. Net cash provided relating to decreases in mortgage loans held for sale was $1.3 million for the first quarter of 2000 as compared to $6.2 million for the first quarter of 1999.

Expenditures for property and equipment totaled $1,286,000 in the first quarter of 2000 and $745,000 in the first quarter of 1999. Capital spending during this period was primarily attributed to the Company's investment in improvements to acquired and existing sales offices and upgrades to systems and technology. The Company intends to continue to make expenditures for property and equipment in order to maintain the standards for a quality appearance and processing systems in all of the Company's locations.

The Company has various credit arrangements with BankBoston, N.A., including a $20.0 million acquisition line of credit a revolving line of credit of $5.0 million, a term note of $725,000, and an equipment lease line of credit and chattel mortgage financing of $5.0 million.

The outstanding amount of the acquisition line of credit was $11.5 million at March 31, 2000 and December 31, 1999. The remaining outstanding balance of the term note was $150,000 and $225,000 at March 31, 2000 and December 31, 1999, respectively. The Company had outstanding balances under lease lines of credit and chattel mortgage financing of $3.9 million and $3.0 million at March 31, 2000 and December 31, 1999, respectively.

In connection with the mortgage loan activity, the Company maintains a $40.0 million mortgage warehouse line of credit with First Union National Bank that is used to finance mortgage loans that it originates. The credit line had outstanding balances of $8.6 million and $9.0 million at March 31, 2000 and December 31, 1999, respectively. The maturity date of the line is May 2000. The Company expects that the line will be renewed.

In May of 1998, the Company authorized an increase in the amount of the Company's stock that may be repurchased under its stock repurchase plan to a total of $1.9 million. At March 31, 2000 the Company had acquired a total of $1.4 million of stock under the plan, $50,000 of which was acquired during the first quarter of 2000.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements, which are not historical fact, including, but not limited to, statements concerning financing of the Company's mortgage line of credit may be deemed to be forward looking statements. There are many important factors that would cause the Company's actual results to differ materially form those indicated in the forward-looking statements. Such factors include, but are not limited to, interest rates and economic conditions generally, regulatory changes (legislative or otherwise) affecting the residential real estate and mortgage lending industries, competition, and prevailing rates for sales associate commission structures.

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



Date:  May 4, 2000                          THE DEWOLFE COMPANIES, INC.

                                            By:  /s/ JAMES A. MARCOTTE
                                                 ---------------------------
                                                 James A. Marcotte
                                                 Senior Vice President
                                                 and Chief Financial Officer

                                  EXHIBIT INDEX

                                      10-Q


ITEM              DESCRIPTION                             LOCATION
----              -----------                             --------

27.0              Financial Data Schedule                 Page 14