Form 10-Q
period 2000-06-30
DEWOLFE COMPANIES INC
filed 2000-08-14
CIK 888138

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission File number 1-11278

                           THE DEWOLFE COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                            04-2895334
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

80 Hayden Avenue
LEXINGTON, MA                                            02421-7962
(Address of principal executive offices)                 (Zip Code)

                                 (781) 863-5858
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date (July 31, 2000)

Common Stock, par value $.01 per share 3,387,693 shares

                            THE DEWOLFE COMPANIES, INC.

                                      INDEX


PART I.             FINANCIAL INFORMATION                                                          PAGE NO.
Item 1.             Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets as of                                     3
                    June 30, 2000 and December 31, 1999

                    Condensed Consolidated Statements of Income for the                             4
                    Three Months and Six Months ended June 30, 2000
                    and June 30, 1999

                    Condensed Consolidated Statements of Cash Flows for the
                    Six Months ended June 30, 2000 and June 30, 1999

                    Notes to Condensed Consolidated Financial Statements                            7
                    June 30, 2000

Item 2.             Management's  Discussion  and  Analysis of Financial  Condition  and            9
                    Results of Operations

PART II.            OTHER INFORMATION

Item 4.             Submission of Matters to a vote of Security Holders                             12

Item 6.             Exhibits and Reports on Form 8-K                                                12


                            THE DEWOLFE COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                                                         June 30, 2000       December 31, 1999
                                                                                               -------------       -----------------
CURRENT ASSETS
     Cash and cash equivalents                                                                   $9,646,000          $ 9,604,000
     Commissions receivable, net of allowance of $1,813,000 at June 30, 2000
      and $933,000 at December 31, 1999                                                          43,575,000           21,786,000
     Mortgage loans held for sale                                                                21,208,000            9,774,000
     Advance receivable from stockholder                                                                ---               66,000
     Prepaid expenses and other current assets                                                    1,442,000            1,498,000
                                                                                                  ---------            ---------
        TOTAL CURRENT ASSETS                                                                     75,871,000           42,728,000

PROPERTY AND EQUIPMENT
     Property and equipment                                                                      15,919,000           13,828,000
     Accumulated depreciation and amortization                                                  (7,890,000)          (6,189,000)
                                                                                                ----------           ----------
        NET PROPERTY AND EQUIPMENT                                                                8,029,000            7,639,000

OTHER ASSETS
      Excess of cost over value in net assets acquired, net of accumulated amortization
      of $2,364,000 at June 30, 2000 and $1,937,000 at December 31, 1999                         11,461,000           11,559,000
     Other assets                                                                                 3,316,000            3,355,000
                                                                                                  ---------            ---------
TOTAL ASSETS                                                                                    $98,677,000          $65,281,000
                                                                                                ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank                                                                         $22,656,000           $9,027,000
     Current portion of long-term debt                                                            2,846,000            1,706,000
     Current portion of obligations under capital leases                                            498,000              678,000
     Commissions payable                                                                         29,851,000           15,183,000
     Accounts payable and accrued expenses                                                        5,257,000            4,674,000
     Deferred mortgage fee income                                                                   403,000              133,000
     Dividend payable                                                                                   ---              506,000
                                                                                                   --------              -------
        TOTAL CURRENT LIABILITIES                                                                61,511,000           31,907,000

Long-term debt, net of current portion                                                           15,098,000           14,962,000
Obligations under capital leases, net of current portion                                            229,000              434,000
Non-compete agreements and consulting agreements payable                                            245,000              279,000
                                                                                                    -------              -------
TOTAL LIABILITIES                                                                                77,083,000           47,582,000

Commitments and Contingencies

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 3,000,000 shares authorized; none outstanding
     Common stock, $.01 par value; 10,000,000 shares authorized;
     3,649,161 shares issued at June 30, 2000 and 3,623,245 shares issued at December 31, 1999       36,000               36,000
     Additional paid-in capital                                                                   7,748,000            7,623,000
     Retained earnings                                                                           16,199,000           12,381,000
     Treasury stock (263,318 shares at June 30, 2000
     and 251,611 shares at December 31, 1999), at cost                                           (1,520,000)          (1,470,000)
     Notes receivable from sale of stock                                                           (869,000)            (871,000)
                                                                                                   --------             --------
TOTAL STOCKHOLDERS' EQUITY                                                                       21,594,000           17,699,000
                                                                                                 ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $98,677,000          $65,281,000
                                                                                                ===========          ===========


            See notes to condensed consolidated financial statements

                            THE DEWOLFE COMPANIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   Three Months Ended June 30,                    Six Months Ended June 30,
                                                   2000                   1999                   2000                   1999
                                                   ----                   ----                   ----                   ----
Revenues:
  Real estate brokerage                        $55,520,000            $54,850,000            $98,613,000            $90,646,000
  Mortgage revenues                              1,255,000              1,443,000              1,810,000              2,392,000
  Insurance revenues                               376,000                271,000                968,000                620,000
  Other revenues                                   339,000                337,000                626,000                465,000
                                                   -------                -------                -------                -------
  TOTAL REVENUES                                57,490,000             56,901,000            102,017,000             94,123,000

Commission Expense                              36,603,000             36,173,000             64,802,000             60,003,000
                                                ----------             ----------             ----------             ----------

NET REVENUES                                    20,887,000             20,728,000             37,215,000             34,120,000

Operating Expenses:
   Compensation and benefits                     6,956,000              6,307,000             13,775,000             11,967,000
   Facilities                                    2,098,000              1,942,000              4,197,000              3,699,000
   General and administrative                    3,591,000              3,582,000              7,133,000              6,406,000
   Marketing and promotion                       2,005,000              1,930,000              3,495,000              3,413,000
   Communications                                  792,000                619,000              1,486,000              1,133,000
   Acquisition related costs                          -                   226,000                 30,000                261,000
                                                  --------                -------                 ------                -------
TOTAL OPERATING EXPENSES                        15,442,000             14,606,000             30,116,000             26,879,000
                                                ----------             ----------             ----------             ----------

OPERATING INCOME                                 5,445,000              6,122,000              7,099,000              7,241,000

Other Income (Expenses):
   Interest expense                              (560,000)              (550,000)              (998,000)            (1,000,000)
   Interest income                                 422,000                424,000                717,000                784,000
                                                   -------                -------                -------                -------
INCOME BEFORE INCOME TAXES                       5,307,000              5,996,000              6,818,000              7,025,000

Income Taxes                                     2,335,000              2,698,000              3,000,000              3,161,000
                                                 ---------              ---------              ---------              ---------

Net Income                                      $2,972,000             $3,298,000             $3,818,000             $3,864,000
                                                ==========             ==========             ==========             ==========

Basic earnings per share                          $   0.88               $   0.98                $  1.13               $   1.16
Diluted earnings per share                        $   0.82               $   0.92                $  1.07               $   1.08

Basic weighted average shares outstanding        3,379,000              3,361,000              3,371,000              3,331,000
Diluted weighted average shares outstanding      3,614,000              3,575,000              3,574,000              3,569,000


            See notes to condensed consolidated financial statements

                            THE DEWOLFE COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 Six Months Ended June 30,
                                                                                               2000                     1999
                                                                                               ----                     ----
OPERATING ACTIVITIES
       Net Income                                                                           $ 3,818,000             $  3,864,000
       Adjustments to reconcile net income to net cash
       used in operating activities:
            Depreciation                                                                      1,700,000                1,508,000
            Amortization                                                                        701,000                  632,000
            Additions to valuation allowance for mortgage servicing rights                        8,000                   24,000
            Gain on sale of mortgage loans, net                                              (1,672,000)              (2,280,000)
       Change in Assets and Liabilities:
            Increase in commissions receivable                                              (21,698,000)             (22,266,000)
            Decrease (increase) in prepaid expenses and other current assets                     56,000                 (594,000)
            Increase in other assets                                                           (154,000)                (151,000)
            Mortgage loans held for sale                                                   (119,336,000)            (191,172,000)
            Proceeds from mortgage loan sales                                               109,496,000              188,081,000
            Increase in commissions payable                                                  14,668,000               15,455,000
            Decrease in advance receivable from stockholder                                      66,000                      ---
            Increase in accounts payable and accrued expenses                                   570,000                1,747,000
            Increase in deferred mortgage fee income                                            270,000                  140,000
                                                                                                -------                  -------
       Total Adjustments                                                                    (15,325,000)              (8,876,000)
                                                                                            -----------               ----------
        Cash used in operating activities                                                   (11,507,000)              (5,012,000)

INVESTING ACTIVITIES
      Expenditures for business combinations, net of cash acquired                             (200,000)              (4,923,000)
      Expenditures for property and equipment                                                  (178,000)                (841,000)
                                                                                               --------                 --------
      Cash used in investing activities                                                        (378,000)              (5,764,000)

FINANCING ACTIVITIES
      Net borrowings on note payable, bank                                                   13,629,000                4,856,000
      Note receivable from stockholder                                                           19,000                      ---
      Borrowing on acquisition line of credit                                                   200,000                5,177,000
      Notes receivable from sale of stock                                                        17,000                 (608,000)
      Repayment of long-term debt                                                            (1,474,000)              (1,201,000)
      Purchase of treasury stock                                                                (50,000)                     ---
      Issuance of common stock                                                                   92,000                  698,000
      Payment of common stock dividend                                                         (506,000)                (389,000)
                                                                                               --------                 --------
      Cash provided by financing activities                                                  11,927,000                8,533,000
                                                                                             ----------                ---------
      Net increase (decrease) in cash and cash equivalents                                       42,000               (2,243,000)
      Cash and cash equivalents at beginning of period                                        9,604,000                6,171,000
                                                                                              ---------                ---------
      Cash  and cash equivalents at end of period                                         $   9,646,000             $  3,928,000
                                                                                          =============             ============


            See notes to condensed consolidated financial statements

                            THE DEWOLFE COMPANIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                            Six Months Ended June 30,
                                                                            2000                 1999
                                                                            ----                 ----
Supplemental disclosure of non-cash activities:
      Leases capitalized and property and equipment financed           $ 1,905,000         $   897,000
Supplemental disclosure of cash flow information:
      Cash paid for interest                                           $   959,000         $ 1,010,000



                                                                            Six Months Ended June 30,
                                                                            2000                 1999
                                                                            ----                 ----

SUPPLEMENTAL CASH FLOW INFORMATION
Expenditures for business combinations, net of cash acquired
       Commissions receivable                                          $   (91,000)        $(2,661,000)
       Property and equipment, net                                          (8,000)           (231,000)
       Excess of cost over value in net assets acquired                   (329,000)         (4,109,000)
       Non-compete and consulting agreements                               (10,000)         (1,040,000)
       Other assets                                                             --            (481,000)
       Commissions payable                                                      --           1,541,000
       Long-term debt                                                      225,000           1,420,000
       Other liabilities                                                     8,000             597,000
       Additional paid-in capital                                            5,000              41,000
                                                                             -----              ------
                                                                       $  (200,000)        $(4,923,000)
                                                                       ===========         ===========


            See notes to condensed consolidated financial statements

                            THE DEWOLFE COMPANIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2- SEGMENT REPORTING

The Company has three reportable operating segments, based upon its services: real estate, including both real estate brokerage and relocation services; mortgage banking; and insurance services. The Company evaluates its segments based on pre-tax income. Financial information for the three operating segments is provided in the following table.


                                         Three Months Ended June 30,                  Six Months Ended June 30,
                                         2000                   1999                  2000                 1999
                                         ----                   ----                  ----                 ----
Revenues:
   Real Estate                      $  55,859,000         $  55,187,000         $  99,239,000         $  91,111,000
   Mortgage Banking                     1,255,000             1,443,000             1,810,000             2,392,000
   Insurance Services                     376,000               271,000               968,000               620,000
                                          -------               -------               -------               -------
Total Segment Revenues              $  57,490,000         $  56,901,000         $ 102,017,000         $  94,123,000
                                    =============         =============         =============         =============
Pre-tax Income (Loss)
   Real Estate                      $   5,153,000         $   5,672,000         $   6,893,000         $   6,697,000
   Mortgage Banking                       300,000               454,000               (61,000)              506,000
   Insurance Services                    (146,000)             (130,000)              (14,000)             (178,000)
                                         --------              --------               -------              --------
Total Segment Pre-tax Income        $   5,307,000         $   5,996,000         $   6,818,000         $   7,025,000
                                    =============         =============         =============         =============
Balance at June 30:
Assets
   Real Estate                                                                  $  69,646,000         $  63,823,000
   Mortgage Banking                                                                27,172,000            32,526,000
   Insurance Services                                                               1,859,000             1,625,000
                                                                                    ---------             ---------
Total Segment Assets                                                            $  98,677,000         $  97,974,000
                                                                                =============         =============


                            THE DEWOLFE COMPANIES, INC.

NOTE 3:
        Statement Re: Computation of Basic Earnings Per Share and Diluted Earnings per Share


                                              Three Months Ended June 30,         Six Months Ended June 30,
                                              2000                   1999         2000                 1999
                                              ----                   ----         ----                 ----
Numerator:
     Net Income                              $2,972,000        $3,298,000        $3,818,000        $3,864,000

Denominator:
     Basic weighted average shares            3,379,000         3,361,000         3,371,000         3,331,000
     Effect of Stock Options                    235,000           214,000           203,000           238,000
                                                -------           -------           -------           -------
      Diluted weighted average shares         3,614,000         3,575,000         3,574,000         3,569,000
                                              =========         =========         =========         =========
Basic Earnings per Share                     $     0.88        $     0.98        $     1.13        $     1.16
                                             ==========        ==========        ==========        ==========
Diluted Earnings Per Share                   $     0.82        $     0.92        $     1.07        $     1.08
                                             ==========        ==========        ==========        ==========


                           THE DEWOLFE COMPANIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Net income in the second quarter of 2000 decreased 10% to $3.0 million, as compared to net income of $3.3 million in the second quarter of 1999. Net income for the first six months of 2000 was $3.8 million as compared to net income of $3.9 million for the first six months of 1999, a reduction of 1%. The decrease in the 2000 earnings was primarily attributed to a lower level of growth in the Company's existing real estate markets offset by increased expenditures.

RESULTS OF OPERATIONS

REAL ESTATE BROKERAGE REVENUES:

Real estate brokerage revenues increased 1% in the second quarter of 2000 to $55.5 million, an increase of $670 thousand over the second quarter of 1999. For the first six months of 2000, real estate brokerage revenues increased 9% to $98.6 million, an increase of $8.0 million as compared to the first six months of 1999. The increase in real estate brokerage revenues is primarily attributed to continued growth in the Company's existing markets and the effect of business combinations. The Company's growth in its existing markets is attributed to the continued strong economy combined with the Company's integrated homeownership service marketing strategy. The Company's lower rate of growth in the second quarter was due to a slowdown in home sales caused primarily by rising interest rates.

Real estate brokerage revenues includes $2.4 million of revenue from relocation services in the second quarter of 2000 as compared to $2.5 million in the second quarter of 1999, a decrease of 4%. Real estate brokerage revenues from relocation services were $3.4 million for the first six months of 2000, as compared to $3.9 million for the first six months of 1999, a decrease of 11%. The decrease was primarily due to a decrease in the number of corporate services customers who completed transactions during the period.

Net revenues from real estate brokerage, calculated as real estate brokerage revenue less commission expense, increased 1% or $240 thousand in the second quarter of 2000 to $18.9 million, and increased 10% or $3.2 million for the first six months of 1999 to $33.8 million. Net real estate brokerage revenues as a percentage of real estate brokerage revenues were 34% for the second quarter and first six months of 2000 and 1999.

Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and prevailing rates for sales associates commission structures.

MORTGAGE REVENUES:

Mortgage revenues decreased 13% in the second quarter of 2000 to $1.3 million, a decrease of $188 thousand compared to the second quarter of 1999. For the first six months of 2000, mortgage revenues decreased 24% to $1.8 million, a decrease of $582 thousand as compared to the same period in 1999. The decrease is primarily due to a decrease in closed loan volume and lower margins on loans which the Company believes was caused by a higher interest rate market, and increased competition in the mortgage industry.

The Company's closed loan volume in the second quarter of 2000 and 1999 was $132.6 million and $142.9 million, respectively. For the first six months of 2000 and 1999 closed loan volume was $207.9 million and $232.5 million, respectively.

INSURANCE REVENUES:

Insurance revenues increased 39% in the second quarter of 2000 to $376 thousand, an increase of $105 thousand from the second quarter of 1999. For the first six months of 2000, insurance revenues increased 56%, an increase of $348 thousand as compared to the first six months of 1999. The increase was primarily due to a higher percentage of real estate brokerage customers purchasing their insurance through the Company as well as growth in the Company's group insurance business.

OTHER REVENUES:

Other revenues increased 35% for the first six months of 2000 to $626 thousand as compared to the first six months of 1999. The increase is primarily due to revenues related to reimbursement of real estate expenditures and services in the first quarter of 2000.

OPERATING EXPENSES:

Operating expenses increased 6% in the second quarter of 2000 to $15.4 million, an increase of $836 thousand from the second quarter of 1999. Operating expenses increased 12% for the first six months of 2000 to $30.1 million, an increase of $3.2 million, compared to the first six months of 1999. Operating expenses as a percentage of net revenues were 74% and 70% for the second quarter of 2000 and 1999, respectively. Operating expenses as a percentage of net revenues were 81% and 79% for the six months ending June 30, 2000 and 1999, respectively. The increase in operating expenses in the second quarter and first six months of 2000 are primarily due to costs associated with the increase in the Company's overall business, implementation of new marketing strategies, investments in technology and communications, and costs associated with acquired operations.

INTEREST EXPENSE AND INTEREST INCOME:

Interest expense and interest income for the second quarter and first six months of 2000 and 1999 remained primarily unchanged.

LIQUIDITY AND SOURCES OF CAPITAL

Cash and cash equivalents at June 30, 2000 and December 31, 1999 were $9.6 million. Cash used in operating activities for the first six months of 2000 was $11.6 million as compared to $5.0 million for the first six months of 1999. The changes in cash used in operating activities in the first six months of 2000 and 1999 were primarily due to the increases and decreases in the Company's mortgage loans held for sale which were funded by the Company's mortgage warehouse line of credit with First Union National Bank. Net cash used relating to increases in mortgage loans held for sale was $9.8 million for the first six months of 2000 as compared to $3.1 million for the first six months of 1999.

Expenditures for property and equipment totaled $2.1 million in the first six months of 2000 and $1.7 million in the first quarter of 2000. Capital spending during this period was primarily attributed to the Company's investment in improvements to acquired and existing sales offices and upgrades to systems and technology. The Company intends to continue to make expenditures for property and equipment in order to maintain the standards for a quality appearance and processing systems in all of the Company's locations.

The Company has various credit arrangements with BankBoston, N.A., including a $20.0 million acquisition line of credit and a revolving line of credit of $5.0 million, a term note of $725,000 and equipment lease line of credit and chattel mortgage financing of $5.0 million.

The outstanding amount of the acquisition line of credit was $11.7 million at June 30, 2000 and $11.5 million at December 31, 1999. The remaining outstanding balance of the term note was $75 thousand and $225 thousand at June 30, 2000 and December 31, 1999, respectively. The company had outstanding balances under lease lines of credit and chattel mortgage financing of $4.0 million and $3.0 million at June 30, 2000 and December 31, 1999 respectively.

In connection with the mortgage loan activity, the Company maintains a $40.0 million mortgage warehouse line of credit with First Union National Bank that is used to finance mortgage loans that it originates. The credit line had outstanding balances of $22.7 million and $9.0 million at June 30, 2000 and December 31, 1999, respectively.

In May of 1998, the Company authorized an increase in the amount of the Company's stock that may be repurchased under its stock repurchase plan to a total of $1.9 million. At June 30, 2000 the Company had acquired a total of $1.4 million of stock under the plan.

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

PART II. OTHER INFORMATION

Item 4.           Submissions of Matters to a vote of Security Holders

                  The annual meeting of the shareholders was held on May 16, 2000 in Newton, Massachusetts. A brief description of each matter voted upon at the meeting and a tabulation of votes with respect to each such matter is attached as Exhibit (22).

Item 6.           Exhibits and Reports on Form 8-K

    (a)  The following Exhibits are included herein:

                       See Exhibit Index on page 14 of this report

    (b) Reports on Form 8-K:

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 11, 2000                       THE DEWOLFE COMPANIES, INC.

                                             By: /s/ JAMES A. MARCOTTE
                                                ----------------------
                                                 James A. Marcotte
                                                 Senior Vice President
                                                 and Chief Financial Officer

                                  EXHIBIT INDEX
                             June 30, 2000 Form 10-Q

ITEM                       DESCRIPTION
----                       -----------
10                         Amended and Restated Credit Agreement and Security
                           Agreement dated June 30, 2000 between DeWolfe
                           Mortgage Services, Inc. and First Union National
                           Bank.

22                         Published Report Regarding Matters Submitted to a
                           Vote of Security Holders

27                         Financial Data Schedule