Form 10-Q
period 2000-09-30
DEWOLFE COMPANIES INC
filed 2000-11-14
CIK 888138

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date (October 31, 2000)

Common Stock, par value $.01 per share 3,393,256 shares

                           THE DEWOLFE COMPANIES, INC.

                                      INDEX

PART I.      FINANCIAL INFORMATION                                 PAGE NO.

Item 1.      Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets as of
             September 30, 2000 and December 31, 1999               3

             Condensed Consolidated Statements of Income
             for the Three Months and Nine Months ended
             September 30, 2000 and 1999                            4

             Condensed Consolidated Statements of Cash Flows for
             the Nine Months ended September 30, 2000 and 1999      5

             Notes to Condensed Consolidated Financial Statements
             September 30, 2000                                     7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations          9

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                      12

                           THE DEWOLFE COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             September 30, 2000   December 31, 1999
ASSETS                                                       --------------------------------------
CURRENT ASSETS
     Cash and cash equivalents                                      $13,001,000         $ 9,604,000
     Commissions receivable, net of allowance of $1,738,000
     at September 30, 2000 and $933,000 at December 31, 1999         33,221,000          21,786,000
     Mortgage loans held for sale                                    20,093,000           9,774,000
     Advance receivable from stockholder                                     --              66,000
     Prepaid expenses and other current assets                        1,233,000           1,498,000
                                                                    -------------------------------
        TOTAL CURRENT ASSETS                                         67,548,000          42,728,000

PROPERTY AND EQUIPMENT
     Property and equipment                                          16,683,000          13,828,000
     Accumulated depreciation and amortization                       (8,694,000)         (6,189,000)
                                                                    -------------------------------
        NET PROPERTY AND EQUIPMENT                                    7,989,000           7,639,000

OTHER ASSETS
     Excess of cost over value in net assets acquired, net
     of accumulated amortization of $2,594,000 at
     September 30, 2000 and  $1,937,000 at December 31, 1999         11,237,000          11,559,000
     Other assets                                                     3,684,000           3,355,000
                                                                    -------------------------------
TOTAL ASSETS                                                        $90,458,000         $65,281,000
                                                                    ===============================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable, bank                                             $18,424,000          $9,027,000
     Current portion of long-term debt                                3,420,000           1,706,000
     Current portion of obligations under capital leases                401,000             678,000
     Commissions payable                                             23,050,000          15,183,000
     Accounts payable and accrued expenses                            6,803,000           4,674,000
     Deferred mortgage fee income                                       304,000             133,000
     Dividend payable                                                        --             506,000
                                                                    -------------------------------
        TOTAL CURRENT LIABILITIES                                    52,402,000          31,907,000

Long-term debt, net of current portion                               14,233,000          14,962,000
Obligations under capital leases, net of current portion                167,000             434,000
Non-compete agreements and consulting agreements payable                199,000             279,000
                                                                    -------------------------------
TOTAL LIABILITIES                                                    67,001,000          47,582,000

Commitments and Contingencies

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 3,000,000 shares authorized;
     none outstanding
     Common stock, $.01 par value; 10,000,000 shares authorized;
     3,656,524 shares issued at September 30, 2000 and 3,623,245
     shares issued at December 31, 1999                                  37,000              36,000
     Additional paid-in capital                                       7,789,000           7,623,000
     Retained earnings                                               17,625,000          12,381,000
     Accumulated other comprehensive income                             395,000                  --
     Treasury stock (263,318 shares at September 30, 2000
     and 256,111 shares at December 31, 1999), at cost               (1,520,000)         (1,470,000)
     Notes receivable from sale of stock                               (869,000)           (871,000)
                                                                    -------------------------------
TOTAL STOCKHOLDERS' EQUITY                                           23,457,000          17,699,000
                                                                    -------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $90,458,000         $65,281,000
                                                                    ===============================

            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                              Three Months Ended September 30,   Nine Months Ended September 30,
                                          2000            1999              2000            1999
                                          ----            ----              ----            ----
Revenues:
  Real estate brokerage            $48,306,000     $44,290,000      $146,919,000    $134,936,000
  Mortgage revenues                  1,262,000       1,470,000         3,072,000       3,862,000
  Insurance revenues                   384,000         297,000         1,352,000         917,000
  Other revenues                       382,000         407,000         1,008,000         872,000
                                   -----------     -----------      ------------    ------------
  TOTAL REVENUES                    50,334,000      46,464,000       152,351,000     140,587,000

Commission Expense                  31,742,000      29,578,000        96,544,000      89,581,000
                                   -----------     -----------      ------------    ------------

NET REVENUES                        18,592,000      16,886,000        55,807,000      51,006,000

Operating Expenses:
   Compensation and benefits         6,982,000       6,518,000        20,757,000      18,485,000
   Facilities                        2,138,000       1,969,000         6,335,000       5,668,000
   General and administrative        3,971,000       3,693,000        11,104,000      10,099,000
   Marketing and promotion           2,229,000       1,907,000         5,724,000       5,320,000
   Communications                      790,000         624,000         2,276,000       1,757,000
   Acquisition related costs            13,000         243,000            43,000         504,000
                                   -----------     -----------      ------------    ------------
TOTAL OPERATING EXPENSES            16,123,000      14,954,000        46,239,000      41,833,000
                                   -----------     -----------      ------------    ------------

OPERATING INCOME                     2,469,000       1,932,000         9,568,000       9,173,000

Other Income (Expenses):
   Interest expense                   (707,000)       (592,000)       (1,705,000)     (1,592,000)
   Interest income                     784,000         528,000         1,501,000       1,312,000
                                   -----------     -----------      ------------    ------------
INCOME BEFORE INCOME TAXES           2,546,000       1,868,000         9,364,000       8,893,000

Income Taxes                         1,120,000         766,000         4,120,000       3,927,000
                                   -----------     -----------      ------------    ------------

Net Income                         $ 1,426,000     $ 1,102,000      $  5,244,000    $  4,966,000
                                   ===========     ===========      ============    ============
Basic earnings per share           $      0.42     $      0.33      $       1.55    $       1.49
Diluted earnings per share         $      0.39     $      0.30      $       1.46    $       1.39

Basic weighted average shares
outstanding                          3,389,000       3,365,000         3,377,000       3,343,000
Diluted weighted average shares
outstanding                          3,647,000       3,618,000         3,598,000       3,579,000

                 See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine Months Ended September 30,
                                                                            2000             1999
                                                                            ----             ----
OPERATING ACTIVITIES
      Net Income                                                         $  5,244,000    $  4,966,000
      Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
       Depreciation                                                         2,505,000       2,281,000
       Amortization                                                         1,051,000         995,000
       Additions to valuation allowance for mortgage servicing rights          14,000          31,000
       Gain on sale of mortgage loans, net                                 (2,338,000)     (3,684,000)
      Changes in Assets and Liabilities:
       Increase in commissions receivable                                 (11,344,000)     (8,672,000)
       Increase in prepaid expenses and other current assets                  (39,000)       (199,000)
       Decrease (increase) in other assets                                    108,000        (223,000)
       Mortgage loans held for sale                                      (329,466,000)   (285,533,000)
       Proceeds from mortgage loan sales                                  321,344,000     301,051,000
       Increase in commissions payable                                      7,867,000       6,604,000
       Decrease in advance receivable from stockholder                         66,000              --
       Increase in accounts payable and accrued expenses                    2,116,000         784,000
       Increase (decrease) in deferred mortgage fee income                    171,000         (36,000)
                                                                         ------------    ------------
      Total Adjustments                                                    (7,945,000)     13,399,000
                                                                         ------------    ------------
      Cash (used in) provided by operating activities                      (2,701,000)     18,365,000

INVESTING ACTIVITIES
      Expenditures for business combinations, net of cash acquired           (200,000)     (5,723,000)
      Expenditures for property and equipment                                (624,000)     (1,273,000)
                                                                         ------------    ------------
      Cash used in investing activities                                      (824,000)     (6,996,000)

FINANCING ACTIVITIES
      Net borrowings on note payable, bank                                  9,397,000     (13,881,000)
      Borrowing on acquisition line of credit                                 200,000       5,977,000
      Repayments (advances) on notes receivable from sale of stock              2,000        (608,000)
      Repayment of long-term debt                                          (2,288,000)     (1,862,000)
      Purchase of treasury stock                                              (50,000)             --
      Issuance of common stock                                                167,000         705,000
      Payment of common stock dividend                                       (506,000)       (389,000)
                                                                         ------------    ------------
      Cash provided by (used in) financing activities                       6,922,000     (10,058,000)
                                                                         ------------    ------------
      Net increase in cash and cash equivalents                             3,397,000       1,311,000
      Cash and cash equivalents at beginning of period                      9,604,000       6,171,000
                                                                         ------------    ------------
      Cash and cash equivalents at end of period                         $ 13,001,000    $  7,482,000
                                                                         ============    ============

                 See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                             Nine Months Ended September 30,
                                                                  2000            1999
                                                                  ----            ----
Supplemental disclosure of non-cash activities:
   Leases capitalized and property and equipment financed      $2,223,000     $ 1,178,000
Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $1,572,000     $ 1,519,000

                                                             Nine Months Ended September 30,
                                                                  2000            1999
                                                                  ----            ----
SUPPLEMENTAL CASH FLOW INFORMATION
Expenditures for business combinations, net of cash acquired
   Commissions receivable                                      $  (91,000)    $(3,016,000)
   Property and equipment, net                                     (8,000)       (260,000)
   Excess of cost over value in net assets acquired              (329,000)     (4,948,000)
   Non-compete and consulting agreements                          (10,000)     (1,216,000)
   Other assets                                                        --        (636,000)
   Commissions payable                                                 --       1,789,000
   Long-term debt                                                 225,000       1,456,000
   Accounts payable and accrued expenses                            8,000         753,000
   Additional paid-in capital                                       5,000         355,000
                                                               ----------     -----------
                                                               $ (200,000)    $(5,723,000)
                                                               ==========     ===========

            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for the fiscal year beginning January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. The Company believes that this statement will not have a material effect on its financial statements.

NOTE 2 - SEGMENT REPORTING

The Company has three reportable operating segments, based upon its services: real estate, including both real estate brokerage and relocation services; mortgage banking; and insurance services. The Company evaluates its segments based on pre-tax income. Financial information for the three operating segments is provided in the following table.

                                    Three Months Ended            Nine Months Ended
                                       September 30,                September 30,
                                   2000          1999           2000            1999
                                   ----          ----           ----            ----
Revenues:
   Real Estate                 $48,688,000    $44,697,000    $147,927,000    $135,808,000
   Mortgage Banking              1,262,000      1,470,000       3,072,000       3,862,000
   Insurance Services              384,000        297,000       1,352,000         917,000
                               -----------    -----------    ------------    ------------
Total Segment Revenues         $50,334,000    $46,464,000    $152,351,000    $140,587,000
                               ===========    ===========    ============    ============

Pre-tax Income (Loss)
   Real Estate                 $ 2,222,000    $ 1,529,000    $  9,116,000    $  8,226,000
   Mortgage Banking                448,000        495,000         387,000       1,001,000
   Insurance Services             (124,000)      (156,000)       (139,000)       (334,000)
                               -----------    -----------    ------------    ------------
Total Segment Pre-tax Income   $ 2,546,000    $ 1,868,000    $  9,364,000    $  8,893,000
                               ===========    ===========    ============    ============
Balance at September 30:
Assets
   Real Estate                                               $ 65,182,000    $ 53,007,000
   Mortgage Banking                                            23,454,000      16,514,000
   Insurance Services                                           1,821,000       1,900,000
                                                             ------------    ------------
Total Segment Assets                                         $ 90,457,000    $ 71,421,000
                                                             ============    ============

                           THE DEWOLFE COMPANIES, INC.

NOTE 3 - COMPUTATION OF BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per share and for the Quarter and nine month periods ended September 30, 2000 and 1999.

                                           Three Months Ended          Nine Months Ended
                                              September 30,              September 30,
                                              -------------              -------------
                                            2000        1999           2000        1999
                                            ----        ----           ----        ----
Numerator:
     Net Income                          $1,426,000  $1,102,000     $5,244,000  $4,966,000

Denominator:
     Basic weighted average shares        3,389,000   3,365,000      3,377,000   3,343,000
     Effect of stock options                258,000     253,000        221,000     236,000
                                         ----------------------     ----------------------
     Diluted weighted average shares      3,647,000   3,618,000      3,598,000   3,579,000
                                         ======================     ======================
Basic Earnings per Share                 $     0.42  $     0.33     $     1.55  $     1.49
                                         ======================     ======================

Diluted Earnings per Share               $     0.39  $     0.30     $     1.46  $     1.39
                                         ======================     ======================

NOTE 4 - COMPREHENSIVE INCOME

The following table summarizes the Company's comprehensive income for the Quarter and nine month periods ended September 30, 2000 and 1999.

                                 Three Months Ended              Nine Months Ended
                                   September 30,                   September 30,
                                   -------------                   -------------
                                 2000         1999              2000           1999
                                 ----         ----              ----           ----
Net Income                    $1,426,000    $1,102,000       $5,244,000     $4,966,000

Unrealized appreciation on
marketable securities            395,000            --          395,000             --
                              ----------    ----------       ----------     ----------
Comprehensive income          $1,821,000    $1,102,000       $5,639,000     $4,966,000
                              ==========    ==========       ==========     ==========

                           THE DEWOLFE COMPANIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Net income in the third quarter of 2000 increased 29% to $1.4 million as compared to net income of $1.1 million in the third quarter of 1999. Net income for the first nine months of 2000 increased 6% to $5.2 million as compared to net income of $5.0 million for the first nine months of 1999. The increase in the 2000 earnings was primarily attributed to continued growth in the Company's existing real estate markets and the positive effects of the integration of the prior years' acquisitions.

Results of Operations

Real Estate Brokerage Revenues:

Real estate brokerage revenues increased 9% in the third quarter of 2000 to $48.3 million, an increase of $4.0 million over the third quarter of 1999. For the first nine months of 2000, real estate brokerage revenues increased 9% to $146.9 million, an increase of $12.0 million as compared to the first nine months of 1999. The increase in real estate brokerage revenues is primarily attributed to continued growth in the Company's existing markets and the positive effect of the integration of the prior years' acquisitions. The Company's growth in its existing markets is attributed to the continued strong economy combined with the Company's integrated homeownership services marketing strategy.

Real estate brokerage revenues includes revenue from relocation services of $2.3 million in the third quarter of 2000 as compared to $1.8 million in the third quarter of 1999, an increase of 33%. Real estate brokerage revenues from relocation services were $6.7 million for the first nine months of 2000, as compared to $5.7 million for the first nine months of 1999, an increase of 18%. The increase was primarily due to an increase in the number of corporate services clients as well as the Company's expansion into new markets.

Net revenues from real estate brokerage increased 13% or $1.9 million in the third quarter of 2000 to $16.6 million, and increased 11% or $5.0 million for the first nine months of 2000 to $50.4 million. Net real estate brokerage revenues as a percentage of real estate brokerage revenues were 34% and 33% for the third quarter of 2000 and 1999, respectively, and 34% for the first nine months of 2000 and 1999.

Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and prevailing market rates for sales associates' commission structures.

Mortgage Revenues:

Mortgage revenues decreased 14% in the third quarter of 2000 to $1.3 million, a decrease of $208 thousand compared to the third quarter of 1999. For the first nine months of 2000, mortgage revenues decreased 20% to $3.1 million, a decrease of $790 thousand as compared to the same period in 1999. The decrease for the quarter and nine months ended September 30, 2000 is primarily due to a decrease in closed loan volume and lower margins on loans, which the Company believes was caused by a higher interest rate market, and increased competition in the mortgage industry.

The Company's closed loan volume in the third quarter of 2000 and 1999 was $121.5 million and $128.8 million, respectively. For the first nine months of 2000 and 1999 closed loan volume was $329.5 million and $361.4 million, respectively.

                           THE DEWOLFE COMPANIES, INC.

Insurance Revenues:

Insurance revenues increased 29% in the third quarter of 2000 to $384 thousand, an increase of $87 thousand from $297 thousand for the third quarter of 1999. For the first nine months of 2000, insurance revenues increased 47% to $1.4 million, an increase of $435 thousand as compared to $917 thousand for the first nine months of 1999. The increase was primarily due to a higher percentage of real estate brokerage customers purchasing their insurance through the Company as well as growth in the Company's group insurance business, and growth in the renewal book of business.

Other Revenues:

Other revenues increased 16% for the first nine months of 2000 to $1 million as compared to $872 thousand the first nine months of 1999. The increase is primarily due to revenues related to reimbursement of real estate expenditures and services in the first quarter of 2000.

Operating Expenses:

Operating expenses increased 8% in the third quarter of 2000 to $16.1 million, an increase of $1.1 million from the third quarter of 1999. Operating expenses increased 11% for the first nine months of 2000 to $46.2 million, an increase of $4.4 million, compared to the first nine months of 1999. Operating expenses as a percentage of net revenues were 87% for the third quarter of 2000 and 89% for the third quarter of 1999. Operating expenses as a percentage of net revenues were 83% and 82% for the nine months ending September 30, 2000 and 1999, respectively. The increase in operating expenses in the third quarter and first nine months of 2000 are primarily due to costs associated with the increase in the Company's overall business, implementation of new marketing strategies, investments in technology and communications, and costs associated with acquired operations.

Interest Expense and Interest Income:

Interest expense and interest income for the third quarter and first nine months of 2000 and 1999 remained primarily unchanged.

Liquidity and Sources of Capital

Cash and cash equivalents at September 30, 2000 and December 31, 1999 were $13.0 million and $9.6 million, respectively. Cash used in operating activities for the first nine months of 2000 was $2.7 million as compared to cash provided by operating activities of $18.4 million for the first nine months of 1999. The changes in cash used in or provided by operating activities in the first nine months of 2000 and 1999 were primarily due to the decreases or increases in the Company's mortgage loans held for sale which were funded by the Company's mortgage warehouse line of credit with First Union National Bank and by cash generated by net earnings. Net cash used relating to increases in mortgage loans held for sale was $8.1 million for the first nine months of 2000 as compared to net cash provided of $15.5 million for the first nine months of 1999.

Expenditures for property and equipment totaled $2.8 million and $2.5 million in the first nine months of 2000 and 1999, respectively. Capital spending during this period was primarily attributed to the Company's investment in improvements to acquired and existing sales offices and upgrades to systems and technology. The Company intends to continue to make expenditures for property and equipment in order to maintain the standards for a quality appearance and processing systems in all of the Company's locations.

                           THE DEWOLFE COMPANIES, INC.

The Company has various credit arrangements with Fleet Bank, N.A., including a $20.0 million acquisition line of credit and a revolving line of credit of $5.0 million. Additionally, the arrangements provide for a term note of $725,000 and an equipment lease line of credit and chattel mortgage financing of $5.0 million.

The outstanding amount of the acquisition line of credit was $11.7 million and $11.5 million at September 30, 2000 and December 31, 1999, respectively. There was no outstanding amount under the revolving line of credit at September 30, 2000 and December 31, 1999. The remaining outstanding balance of the term note was $225,000 at December 31, 1999. The term note was repaid in full during September 2000. The Company had outstanding balances under lease lines of credit and chattel mortgage financing of $3.8 million and $2.9 million at September 30, 2000 and December 31, 1999, respectively.

In connection with the mortgage loan activity, the Company maintains a $40.0 million mortgage warehouse line of credit with First Union National Bank that is used to finance mortgage loans that it originates. The credit line had outstanding balances of $18.4 million and $9.0 million at September 30, 2000 and December 31, 1999, respectively.

The Company has authorized that a total of $1.9 million of its common stock may be repurchased under its stock repurchase plan. At September 30, 2000 the Company had acquired a total of $1.4 million of stock under the plan. The Company repurchased $50,000 of stock during the first nine months of 2000.

The Company considers its cash flow from operations combined with its credit arrangements with Fleet Bank, N.A. and First Union National Bank, adequate to fund continuing operations. However, the Company expects to continue to expand its existing businesses, which may include opening new real estate sales offices as well as making investments in or acquiring other real estate and/or insurance businesses. As a result, the Company from time-to-time may seek additional or alternate sources of debt or equity financing which may include the issuance of shares of the Company's capital stock.

Cautionary statement for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995

Certain statements, which are not historical fact, including statements concerning expenditures for property and equipment, future acquisitions, and the Company's anticipated growth generally may be deemed to be forward looking statements. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward looking statements. Such factors include, but are not limited to, interest rates and economic conditions generally, regulatory changes (legislative or otherwise) affecting the residential real estate and mortgage lending industries, competition, and prevailing rates for sales associate commission structures.

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

Date:  November 10, 2000                THE DEWOLFE COMPANIES, INC.

                                        By:  /s/ James A. Marcotte
                                             ---------------------
                                             James A. Marcotte
                                             Senior Vice President
                                             and Chief Financial Officer

                           THE DEWOLFE COMPANIES, INC.
                                  EXHIBIT INDEX
                          September 30, 2000 Form 10-Q

ITEM                 DESCRIPTION
----                 -----------

10.21                Employment Agreement with John R. Penrose dated
                     July 6, 2000

27                   Financial Data Schedule