Form 10-K
period 2000-12-31
DEWOLFE COMPANIES INC
filed 2001-03-30
CIK 888138

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                              ---------------- TO
                                ----------------
                          COMMISSION FILE NO. 1-11278

                            ------------------------

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

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

      COMMON STOCK $.01 PAR VALUE                                  AMERICAN STOCK EXCHANGE
            (Title of class)                             (Name of each exchange on which registered)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. ____

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of March 10, 2001 (based on the closing sale price as reported on AMEX on such date) was $7,252,034.

    The number of shares outstanding of the Registrant's Common Stock as of March 10, 2000 was 3,428,753.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001, are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    The DeWolfe Companies, Inc. (the "Company") is an integrated homeownership service company, primarily engaged in the business of providing sales and marketing services to consumers in connection with residential real estate transactions. In addition, the Company originates and services residential mortgage loans, markets insurance products, and provides corporate and employee relocation and related services to a variety of clients. As such, the Company describes the services that it renders as "homeownership" services. The Company concentrates primarily in the residential segment of the real estate market. Accordingly, for financial purposes the Company views itself as having three reportable operating segments: real estate, including both real estate brokerage and relocation services, mortgage banking and insurance services. For additional segment information, see Note 12 of Notes to Consolidated Financial Statements. The Company is the largest homeownership company in New England where its services are offered in Massachusetts, New Hampshire, Maine, Connecticut and Rhode Island.

    The Company was incorporated in Massachusetts in 1984 at which time it acquired The DeWolfe Company, Inc., which had been incorporated in 1975 as the successor to a real estate brokerage business originally founded in 1949 by the family of the Company's Chairman and Chief Executive Officer, Richard B. DeWolfe. The DeWolfe Companies, Inc. is the parent corporation of five principal subsidiary corporations, which are the Company's operating entities: The DeWolfe Company, Inc. and its subsidiaries provide residential real estate sales and marketing services; DeWolfe Mortgage Services, Inc. originates and services residential real estate mortgage loans; DeWolfe Relocation Services, Inc., and its subsidiaries provide relocation services; The DeWolfe Insurance Agency, Inc. provides insurance products to the Company's customer base; and DeWolfe.com offers integrated homeownership tools and services via the internet. The Company and its subsidiaries do business under the trade name "DeWolfe". References in this report to the business and operations of the Company include the business and operations of the Company and its consolidated subsidiaries.

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

    During the year ended December 31, 2000, the Company changed its method of revenue recognition for residential real estate brokerage commissions in accordance with Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Previously, the Company had recognized revenue when the buyer and seller of a property entered into a contract of sale and a good faith deposit was made by the buyer. Under the new accounting method adopted retroactive to January 1, 2000, the Company now recognizes revenue upon the consumation of the underlying real estate sale.

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

    Since 1997, the Company has had an agreement with Reliance Relocation Services, Inc. ("RELO") to provide relocation services to the RELO network. The RELO organization comprises a network of 900 independent real estate brokerage firms, which includes 36% of the nation's top 100 real estate firms. The Company is a founding member and shareholder of RELO. The Company anticipates that participation in RELO will provide new relocation opportunities with firms on a national level.

    DRS generated approximately 18% of the Company's real estate sales dollar volume (aggregate sales price) in 2000, 1999, and 1998. The alliance with RELO accounted for approximately 6% of DRS transactions for the years ended December 31, 2000 and 1999 and 5% in 1998.

REAL ESTATE BROKERAGE REVENUES

    The following table summarizes the Company's revenues from residential real estate transactions, including relocation, for the periods indicated (Number of Transactions and Aggregate Sales Price are based on transactions accounted for at the time a sale contract was entered into):

                                                                YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------
                                                       PERCENT                 PERCENT                 PERCENT
                                             2000      INCREASE      1999      INCREASE      1998      INCREASE
                                          ----------   --------   ----------   --------   ----------   --------
                                                              (DOLLAR AMOUNTS IN THOUSANDS)
Number of Transactions..................      26,326      2.6%        25,654     35.3%        18,966     29.9%
Aggregate Sales Price...................  $6,272,411     13.2%    $5,541,597     30.7%    $4,239,029     34.0%
Real Estate Brokerage Revenues..........  $  187,059      8.9%    $  171,725     32.4%    $  129,735     30.1%
Net Real Estate Brokerage Revenues......  $   63,719     10.6%    $   57,616     24.8%    $   46,170     29.7%

    Real estate brokerage revenues accounted for 96%, 96% and 96% of total revenues and net real estate brokerage revenues accounted for 90%, 89% and 89% of net revenues of the Company for the years ended December 31, 2000, 1999 and 1998, respectively.

MORTGAGE BANKING

    The Company, through its wholly owned subsidiary, DeWolfe Mortgage Services, Inc. ("DMS"), is engaged in the residential mortgage business, which involves the origination, sale and servicing of mortgage loans for one-to-four family residences. The Company primarily originates and services loans for purchases of properties located in Massachusetts, New Hampshire, Connecticut, Rhode Island and Maine. The majority of these loans are for home sales transactions in which the Company also acts as a broker. The term "origination" refers generally to the process of providing mortgage financing for the purchase of property directly to the purchaser or for refinancing an existing mortgage. The Company primarily funds mortgage loans under a $40 million line of credit with First Union National Bank. The majority of its mortgage loans are funded by the line of credit, and the remainder of the loans are funded by investors at closing. The Company sells the loans that it funds through the line of credit to investors in the secondary mortgage market. The Company has correspondent relationships with several financial institutions (investors or wholesale lenders) to whom it sells some of the mortgage loans that it originates. These sales are pursuant to a pre-closing commitment from the investor at a specified price, based upon a specified interest rate and type of mortgage loan. These relationships are governed by contracts which establish procedures for registering certain types of loans, including delegated underwriting and submitting complete loan packages for approval, meeting conditions established by the investors, funding the loans, delivering the closed loan package, and assigning the loan to the investor. The Company originates "conventional" mortgage loans, as well as loans that are guaranteed or insured by agencies of the federal government, secured by one-to-four family residential properties (including condominiums), that comply with the requirements for sale to either the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company also originates "jumbo" loans (conventional loans that exceed the maximum amounts qualifying for sale to FNMA or FHLMC but that otherwise generally comply with FNMA or FHLMC requirements) and other loans that do not comply with FNMA or FHLMC requirements but that do comply with requirements for sale to private investors.

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

    The following table summarizes the Company's mortgage origination and servicing activities for the periods indicated:

                                                             YEARS ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------
                                                 PERCENT                   PERCENT                   PERCENT
                                                 INCREASE                  INCREASE                  INCREASE
                                      2000      (DECREASE)      1999      (DECREASE)      1998      (DECREASE)
                                    --------    ----------    --------    ----------    --------    ----------
                                                                (DOLLAR AMOUNTS IN THOUSANDS)
Mortgages Originated and
  closed........................       2,535       (13.7)%       2,939        9.7%         2,678        41.0%
Closed Loan Volume..............    $448,676        (0.7)%    $451,894        5.1%      $429,899        46.6%
Mortgage Revenues...............    $  4,387        (6.2)%    $  4,679        0.0%      $  4,680        65.8%
Balance at December 31:
Loans Serviced for Others.......    $122,260        10.6%     $110,534       30.4%      $ 84,740       108.1%
Originated Mortgage Servicing
  Rights, Net...................    $  1,033         6.6%     $    969       27.8%      $    758       155.2%

INSURANCE SERVICES

    In late 1996, the Company commenced its insurance agency business, The Company acts as an insurance agent, advising customers as to their insurance needs and the appropriate types and amounts of coverage, placing coverage on their behalf with insurers directly or through wholesale insurance brokers, and assisting them with any subsequent claims. In return for these services, the Company's customers pay premiums based upon the type and amount of coverage purchased and the insurer remits to the Company a commission for sale of the coverage. Premium and commission rates vary in amount depending upon the type of insurance coverage provided, the insurance company underwriting the coverage and other factors. Gross commission revenues from insurance were $1.7 million in 2000, $1.2 million in 1999 and $585,000 in 1998. In May 1998 DeWolfe Insurance Agency, Inc. acquired the personal lines business of the Curtin Insurance Agency, Inc., which included approximately 5,000 policyholders.

MARKETING

    The Company's real estate sales and marketing, mortgage banking, insurance, and relocation services are marketed by a multimedia program conducted throughout Massachusetts, New Hampshire, Connecticut, Rhode Island and Maine. This program includes direct mail, newspaper, internet, catalog, radio and television advertising. In addition, the integrated nature of the Company's services is designed to produce a flow of customers from its sales and marketing business to its mortgage and insurance businesses.

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

    In the Company's traditional business of residential real estate sales and marketing, the Company competes primarily with muti-office independent real estate organizations and, to some extent with franchise real estate organizations, such as Century-21, ERA, Realty World, Better Homes and Gardens, RE/MAX, The Prudential, and Coldwell Banker. The Company believes that its major competitors in 2001 will be muti-office real estate organizations, such as GMAC Home Services and NRT. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, to some degree, price.

    The Company's relocation business is fully integrated with its residential real estate sales and marketing business. Accordingly, the Company's major competitors are many of the same real estate organizations previously noted. Competition in the relocation business is based primarily on level of service, reputation, personal contact and recently to a greater extent, price.

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

    In insurance services, the Company competes primarily with locally-owned independent insurance brokers. Competition in insurance services is based primarily on level of service, reputation, personal contact and to a greater extent, price.

GOVERNMENT REGULATION

    Several facets of the Company's business are subject to government regulation. For example, the Company's real estate sales and marketing subsidiaries are licensed as real estate brokers in the states in which they conduct their real estate brokerage businesses. In addition, the Company's real estate sales associates must be licensed as real estate brokers or salespersons in the states in which they do business. Future expansion of the Company's operations into new geographic markets may subject it to similar licensing requirements in other states.

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

TRADE NAMES

    The name "DeWolfe" (registered in Massachusetts, New Hampshire, Connecticut, Rhode Island and Maine), the DeWolfe logotype, and the tagline "One Stop and You're Home" are used extensively in the Company's businesses. These service marks are material to the business of the Company and have been registered in the applicable states. The tagline "One Stop and You're Home" has also been registered federally. In addition, the Company continues to use the trade names of certain companies that it has acquired, and has registered other marks used in its businesses.

SEASONALITY

    The residential real estate sales and marketing business, mortgage loan origination business, and relocation services business are subject to seasonal fluctuations. Historically, the Company's revenues from these businesses were greater in the second and third quarters than in first and fourth quarters. As shown below, after adoption of SAB 101 revenues are typically higher in the last three quarters of the year than in the first quarter. The following table illustrates the percentage of the Company's revenues by quarter for the periods indicated.

                                                                           PERCENTAGE OF REVENUES
                                                                   --------------------------------------
                                                                   2000 (1)         1999           1998
                                                                   --------       --------       --------
First Quarter...............................................         14.7%          20.8%          22.3%
Second Quarter..............................................         26.7%          31.8%          31.6%
Third Quarter...............................................         31.2%          26.0%          24.2%
Fourth Quarter..............................................         27.4%          21.4%          21.9%
                                                                     ----           ----           ----
                                                                      100%           100%           100%
                                                                     ====           ====           ====

------------------------

(1) 2000 Revenues include the effect of the change in accounting principle due to SAB 101.

WORK FORCE

    At December 31, 2000 the Company's total work force numbered 2,829 people, including 516 employees (including 71 mortgage banking personnel), 2,300 real estate sales associates and 13 relocation associates. The Company believes that its relations with its personnel are satisfactory and none of its employees are represented by a union. All of its real estate sales associates are independent contractors. As independent contractors, the real estate sales associates are paid by commission solely on the basis of closed sales transactions. Mortgage consultants are paid primarily on the basis of closed mortgage loans.

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

    The Company expects to fund all or a portion of future acquisitions through credit facilities negotiated with the principals of the acquired businesses or with institutional lenders. Additionally, the Company may continue to issue shares of its common stock to complete acquisitions and in some cases the Company may grant registration rights to the sellers in such acquisitions. As a result, resales of shares issued in such acquisitions may affect the market price of the Company's stock, depending on the number of shares sought to be sold in any particular period.

    During 2000 the Company completed the acquisition of two real estate brokerage firms, the Yankee Realty Inc. and the Strong Agency.

    During 1999 the Company completed the acquisition of ten real estate brokerage firms, including J.W. Riker Northern Rhode Island, Inc. and Mark Stimson Associates and Mark Stimson Real Estate Network, Inc.

    For further discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

DIVERSIFICATION

    The Company has expanded by entering businesses related to homeownership such as mortgage banking and insurance sales. The Company expects to continue to investigate other revenue producing services providing a better range of products and quality of service related to homeownership.

ITEM 2. PROPERTIES

    The Company's principal executive offices are located at 80 Hayden Avenue, Lexington, Massachusetts where it leases approximately 39,000 square feet of space under a lease which requires rent of $1,018,000 per year ($26 per square foot) and expires in June, 2004. In addition, the Company leases office space for its 95 locations and 2 storage space locations, which consist of an average of 3,400 square feet each, under leases which require rent ranging from $9,600 per year ($6 per square foot) to $269,000 per year ($22 per square foot) and expire at various times through December, 2010. The Company owns the land and building occupied by its Westford, Massachusetts sales office. The property includes approximately 4,400 square feet of newly renovated sales office space. As of December 31, 2000 the property was subject to mortgages in the aggregate amount of $266,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
  MATTERS

    The common stock of the Company is traded on the American Stock Exchange under the symbol "DWL". The following table sets forth, for the periods indicated, the high and low selling prices as reported by the American Stock Exchange. As of March 16, 2001, there were 4,184 record holders of the Company's Common Stock.

CALENDAR PERIOD 1999                                            HIGH       LOW
--------------------                                          --------   --------
First Quarter...............................................   $8.50      $6.75
Second Quarter..............................................    7.75       6.94
Third Quarter...............................................    8.00       6.75
Fourth Quarter..............................................    7.38       6.31

CALENDAR PERIOD 2000
------------------------------------------------------------
First Quarter...............................................   $8.00      $6.38
Second Quarter..............................................    8.50       7.00
Third Quarter...............................................    8.06       7.25
Fourth Quarter..............................................    8.75       7.06

    On November 14, 2000, the Company declared a special cash dividend of $0.18 per common share payable on January 3, 2001 to holders of record on December 5, 2000. On November 9, 1999, the Company declared a special cash dividend of $0.15 per common share payable on January 4, 2000 to holders of record on December 7, 1999. On November 24, 1998, the Company declared a special cash dividend of $0.12 per common share payable on January 4, 1999 to holders of record on December 7, 1998. Pursuant to credit agreements with Fleet Bank, N.A., the Company is restricted from paying dividends without the prior written consent of the lender, which was obtained in each case. The Company will periodically evaluate the merits of paying future cash dividends, however, at this time the Company has no plans to pay any future cash dividends.

ITEM 6. SELECTED FINANCIAL DATA -- FIVE YEAR FINANCIAL SUMMARY

                                                                                FISCAL YEAR
                                                ---------------------------------------------------------------------------
                                                   2000            1999            1998            1997            1996
                                                -----------     -----------     -----------     -----------     -----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS
Total revenue..............................      $194,435        $178,829        $135,420        $103,144        $ 92,274
Commission expense.........................       123,340         114,109          83,565          64,111          56,695
                                                 --------        --------        --------        --------        --------
Net revenue................................        71,095          64,720          51,855          39,033          35,579
Operating Income...........................         9,583(a)        8,656(a)        6,244(a)        2,120(b)        3,783
Income before income taxes.................         9,738           8,580           5,834           1,946           3,425
Income before cumulative effect of change
 in accounting principle...................         5,453           4,984           3,233           1,070           1,930
Cumulative effect of change in Accounting
 principle.................................        (3,715)             --              --              --              --
                                                 --------        --------        --------        --------        --------
Net income.................................      $  1,738        $  4,984        $  3,233        $  1,070        $  1,930
                                                 ========        ========        ========        ========        ========
Per share data:
Basic earnings per share--
Income before cumulative effect of change
 in accounting principle...................      $   1.61        $   1.49        $   0.99        $   0.33        $   0.58
Cumulative effect of change in accounting
 principle.................................         (1.10)             --              --              --              --
                                                 --------        --------        --------        --------        --------
Net Income.................................      $   0.51        $   1.49        $   0.99        $   0.33        $   0.58
                                                 ========        ========        ========        ========        ========
Diluted earnings per share--
Income before cumulative effect of change
 in accounting principle...................      $   1.51        $   1.41        $   0.95        $   0.32        $   0.57
Cumulative effect of change in accounting
 principle.................................         (1.03)             --              --              --              --
                                                 --------        --------        --------        --------        --------
Net Income.................................      $   0.48        $   1.41        $   0.95        $   0.32        $   0.57
                                                 ========        ========        ========        ========        ========

------------------------

    (a) Includes a pre-tax charge of $56,000 or $0.02 per share after taxes, $660,000 or $0.11 per share after taxes, and $405,000 or $0.07 per share after taxes, for costs related to acquisitions, in 2000, 1999 and 1998, respectively.

    (b) Includes a pre-tax charge of $250,000 or $0.04 per share after taxes, primarily related to office closings and consolidations.

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
FINANCIAL POSITION
Cash and cash equivalents......................  $14,537    $ 9,604    $ 6,171    $ 2,542    $ 2,586
Mortgage loans held for sale...................   24,668      9,774     24,289     12,508      6,735
Total assets...................................   67,012     65,281     63,652     39,617     32,597
Long-term debt.................................   14,167     15,396      8,195      4,004      3,215
Total liabilities..............................   47,948     47,582     50,581     28,819     22,405
Stockholders' equity...........................   19,064     17,699     13,071     10,798     10,192

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS REPORT.

                             OVERVIEW OF OPERATIONS

    Income before the cumulative effect of change in accounting principle for 2000 was $5.5 million compared to $5.0 million in 1999. The increase in 2000 was primarily attributed to continued growth in the Company's existing real estate markets and the positive effects of the integration of the prior years' acquisitions.

    As more fully discussed in Note 1 of Notes to Consolidated Financial Statements, the Company adopted U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) on Revenue Recognition in the fourth quarter of 2000 and recorded a cumulative effect of change in accounting principle related to real estate revenues recognized in prior periods. As a result, the Company recorded a one-time, non-cash charge of $3.7 million, which represents the one-time reversal of net real estate commissions receivable that will be recorded in revenue as collected in future periods.

    The following table summarizes selected operating ratios (shown as a percentage of net revenue) as of December 31 for each of the years indicated:

                                                                2000           1999           1998
                                                              --------       --------       --------
Operating income............................................    13.5%          13.4%          12.0%
Income before taxes.........................................    13.7%          13.3%          11.3%
Income before the cumulative effect of change in accounting
  principle.................................................     7.7%           7.7%           6.2%

                             BUSINESS COMBINATIONS

    Historically, the Company's growth has been achieved primarily through acquisitions. During 2000, the Company completed the acquisition of two real estate brokerage firms, as compared to the acquisition of ten real estate brokerage firms in 1999.

    The combined purchase price of the acquisitions in 2000 was $900 thousand. The agreements also require additional payments to be made not to exceed $700 thousand if specific operating goals are reached by the acquired entities. The combined purchase price of the acquisitions in 1999 was $8.7 million and also require additional payments to be made not to exceed $2.3 million if specific operating goals are reached by the acquired entities. The acquisitions were funded by borrowings from the Company's acquisition line of credit and financing from the principals of the acquired companies.

    All business combinations have been accounted for under the purchase method of accounting and, accordingly, are included in the Company's financial statements from the date of acquisition.

    See Item 1, "Growth Strategies", and Note 2 of Notes to Consolidated Financial Statements for further discussion of business combinations.

                             RESULTS OF OPERATIONS

2000 COMPARED WITH 1999

REAL ESTATE BROKERAGE REVENUES

    Real estate brokerage revenues increased 9% in 2000 to $187.1 million, an increase of $15.3 million over 1999. Real estate brokerage revenue per sales associate was $83 thousand in 2000 and $89 thousand in 1999. The increase in real estate brokerage revenues was primarily attributed to the growth in the

Company's existing markets and the positive effects of the integratation of the prior years' acquisitions. The Company's growth in its existing markets is attributed to the continued strong economy combined with the Company's integrated homeownership service marketing strategy.

    Real estate brokerage revenues in 2000 include $8.5 million of revenues from relocation services as compared to $7.3 million in 1999, an increase of 16%. The increase was primarily due to an increase in the number of corporate services clients as well as the Company's expansion into new markets.

    Net revenues from real estate brokerage increased 11% in 2000 to $63.7 million, an increase of $6.1 million over 1999. Net real estate brokerage revenues as a percentage of real estate brokerage revenues were 34% in 2000 and 1999. Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and prevailing market rates for sales associates commission structures.

MORTGAGE REVENUES

    Mortgage revenues decreased 6% in 2000 to $4.4 million, a decrease of $292 thousand from 1999. The decrease was primarily due to a decrease in mortgage loans closed and lower margins on loans, which the Company believes was caused by a higher interest rate market, and increased competition in the mortgage industry. During 2000, the Company's closed loan volume totaled $448.7 million compared to $451.9 million in 1999.

INSURANCE REVENUES

    Insurance revenues increased 41% in 2000 to $1.7 million, an increase of $486 thousand over 1999. The increase was primarily due to a higher percentage of real estate brokerage customers purchasing their insurance through the Company as well as growth in the Company's group insurance business, and growth in the Company's renewal book of business.

OTHER REVENUES

    Other revenues, which primarily consist of revenues related to reimbursement of real estate expenditures and services, increased 6% in 2000 to $1.3 million, an increase of $78 thousand over 1999. The increase was primarily due to growth in the Company's real estate markets.

OPERATING EXPENSES

    Operating expenses increased 10% in 2000 to $61.5 million, an increase of $5.4 million over 1999. Operating expenses as a percentage of net revenues was 87% in 2000 and 1999. The increase in operating expenses in 2000 is primarily due to costs associated with the increase in the Company's overall business, along with implementation of new marketing strategies, investments in technology and communications, and costs associated with acquired operations.

OTHER INCOME (EXPENSE)

    Interest expense increased by $377 thousand in 2000 as compared to 1999. The increase in 2000 was primarily due to an increase of $217 thousand in interest on the mortgage warehouse line of credit, additional interest of $118 thousand primarily related to the financing of acquisitions and increased interest on chattel mortgages of $62 thousand. The increase in interest on the mortgage warehouse line of credit was primarily due to the average balance outstanding on the line.

    The Company realized a gain of $306 thousand in 2000 on the sale of securities held as investments.

    Interest income increased by $302 thousand in 2000 as compared to 1999. The increase was primarily due to additional interest earned on bank accounts of $448 thousand and partially offset by a decrease in interest earned on originated mortgage loans held for sale of $146 thousand. The change in net interest earned on bank accounts was primarily due to higher average balances kept in bank accounts.

                             RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

REAL ESTATE BROKERAGE REVENUES

    Real estate brokerage revenues increased 32% in 1999 to $171.7 million, an increase of $42.0 million over 1998. Real estate brokerage revenue per sales associate was $89 thousand in 1999 and $84 thousand in 1998. The increase in real estate brokerage revenues was primarily attributed to the growth in the Company's existing markets and the effect of business combinations. The Company's growth in its existing markets was attributed to the continued strong economy and the generally low interest rate environment combined with the Company's integrated homeownership service marketing strategy.

    Real estate brokerage revenues in 1999 included $7.3 million of revenues from relocation services as compared to $6.8 million in 1998, an increase of 8%. The increase was primarily due to an increase in the number of corporate services clients as well as the Company's expansion into new markets.

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

INSURANCE REVENUES

    Insurance revenues increased 104% in 1999 to $1.2 million, an increase of $608 thousand over 1998. The increase was primarily due to the acquisition of the personal lines business of the Curtin Insurance Agency, Inc. in May 1998, as well as a higher percentage of real estate brokerage customers purchasing their insurance through the Company.

OTHER REVENUES

    Other revenues increased 193% in 1999 to $1.2 million, an increase of $812 thousand over 1998. The increase was primarily due to revenues related to reimbursement of real estate expenditures and services.

OPERATING EXPENSES

    Operating expenses increased 23% in 1999 to $56.1 million, an increase of $10.5 million over 1998. Operating expenses as a percentage of net revenues decreased to 87% in 1999 as compared to 88% in 1998. The increase in operating expenses in 1999 was primarily due to costs associated with the increase in the Company's overall business and non-recurring expenses of $660 thousand in costs related to acquisitions.

INTEREST EXPENSE AND INTEREST INCOME

    Interest expense decreased by $45 thousand in 1999 as compared to 1998. The decrease in 1999 was primarily due to a decrease of $456 thousand in interest on the mortgage warehouse line of credit, offset by additional interest of $411 thousand primarily related to the financing of acquisitions. The decrease in interest on the mortgage warehouse line of credit was primarily due to the average balance outstanding on the line.

    Interest income increased by $289 thousand in 1999 as compared to 1998. The increase was primarily due to additional interest earned on bank accounts of $319 thousand and partially offset by a decrease in interest earned on originated mortgage loans held for sale. The change in net interest earned on bank accounts was primarily due to higher average balances kept in bank accounts and interest earned on these accounts.

                        LIQUIDITY AND SOURCES OF CAPITAL

    The Company's cash and cash equivalents at December 31, 2000 totaled $14.5 million compared to $9.6 million at December 31, 1999. Cash used in operating activities was $5.1 million in 2000, as compared to cash provided by operating activities of $23.1 million in 1999 and cash used in operations of $2.5 million in 1998. The changes in cash provided by or used in operations in 2000, 1999, and 1998 were primarily due to the increases and decreases in the Company's mortgage loans held for sale which were funded by the Company's mortgage warehouse line of credit with First Union National Bank and by cash generated by net earnings. Net cash used relating to an increase in mortgage loans held for sale was $11.0 million in 2000 as compared to net cash provided related to a decrease in mortgage loans held for sale of $18.6 million in 1999 and net cash used related to increases in mortgage loans held for sale of $7.9 million in 1998.

    Expenditures for property and equipment totaled $935 thousand in 2000, $2.1 million in 1999, and $1.4 million in 1998. Capital spending during this period was primarily attributed to the Company's investment in improvements to acquired and existing sales offices and upgrades to systems and technology. The Company intends to continue to make expenditures for property and equipment in order to maintain the standards for a quality appearance and processing systems in all of the Company's locations.

    The Company has various credit arrangements with Fleet Bank, N.A., including a $20 million acquisition line of credit, a revolving line of credit of $5.0 million, a term note of $725,000, and an aggregate equipment lease line of credit and chattel mortgage financing of $5.0 million. During the fourth quarter of 2000, the Company entered into a $5.0 million relocation revolving line of credit with Fleet Bank, N.A. for the purposes of financing home acquisitions and equity advances provided to relocating corporate clients. The company's revolving line of credit and relocation revolving line of credit mature on April 30, 2001 and are expected to be renewed.

    The current outstanding amount under the Company's acquisition line of credit is scheduled to convert to a 5 year term note on March 31, 2001. It is anticipated that the note will be amended to extend the conversion to a 5 year term note on April 30, 2002.

    The outstanding amount of the acquisition line of credit was $12.4 million at December 31, 2000 and $11.5 million at December 31, 1999. There was no outstanding amount under the revolving line of credit at December 31, 2000 and 1999. There was no outstanding amount under the term note at December 31, 2000; the remaining balance of the term note was $225,000 at December 31, 1999. At December 31, 2000 and 1999, the Company had outstanding balances under lease lines of credit and chattel mortgage financing of $3.5 million and $2.9 million, respectively. There was no outstanding amount under the relocation revolving line of credit at December 31, 2000.

    In connection with the mortgage loan activity the Company maintains a $40 million mortgage warehouse line of credit with First Union National Bank that is used to finance mortgage loans that it originates. The credit line had outstanding balances of $22.9 million and $9.0 million at December 31, 2000 and 1999, respectively. The maturity date of the line is May 2001. The Company expects that the line will be renewed.

    In May of 1998, the Company authorized an increase in the amount of the Company's stock that may be repurchased under its stock repurchase plan to a total of $1.9 million. As of December 31, 2000, the

Company had acquired a total of $1.4 million of stock under the plan, $50,000 of which was acquired during 2000.

    The Company considers its cash flows from operations, combined with its credit arrangements with Fleet Bank, N.A. and First Union National Bank, to be adequate to fund continuing operations. However, the Company expects to continue to expand its existing businesses, which may include opening new real estate sales offices as well as making investments in or acquiring other real estate and or insurance businesses. As a result, the Company from time-to-time may seek additional or alternate sources of debt or equity financing which could include the issuance of shares of the Company's capital stock.

                        FACTORS AFFECTING FUTURE RESULTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
  SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statements, which are not historical fact, including but not limited to, statements concerning future acquisitions, financing of such acquisitions, new products, financing of the Company's mortgage line of credit, future alternative revenue sources and relocation opportunities, dividends, cash flows, and revenues, both generally and with respect to particular fiscal quarters, and market share, may be deemed to be forward looking statements. There are many important factors that would cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, interest rates and economic conditions generally, regulatory changes (legislative or otherwise) affecting the residential real estate and mortgage lending industries, competition, and prevailing rates for sales associate commission structures.

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

                                                             DECEMBER 31, EXPECTED MATURITY DATE
                             ----------------------------------------------------------------------------------------------------
                                2001         2002        2003        2004        2005      THEREAFTER      TOTAL         VALUE
                             -----------   ---------   ---------   ---------   ---------   ----------   -----------   -----------
Rate sensitive assets:
Cash and cash
  equivalents..............  $14,537,000                                                                $14,537,000   $14,537,000
Mortgage loans held for
  sale.....................   24,668,000                                                                 24,668,000    25,075,000
Average interest rate......     7.70%
Originated mortgage
  servicing rights.........      161,000     161,000     161,000     161,000     161,000    228,000       1,033,000     1,300,000
Average interest rate
  (underlying portfolio)...     7.11%        7.11%       7.11%       7.11%       7.11%      7.11%

Rate sensitive liabilities:
Long term debt- fixed
  rate.....................    2,641,000   2,199,000     978,000     285,000      43,000     82,000       6,228,000     5,725,000
Average interest rate......     8.60%        8.40%       8.34%       8.00%       8.00%      8.00%
Long-term debt- variable
  rate.....................    1,867,000   2,489,000   2,489,000   2,489,000   2,489,000    624,000      12,447,000    12,420,000
Average interest rate......     9.50%       10.50%      10.50%      10.50%      10.50%      10.50%
Notes payable, bank........   22,911,000                                                                 22,911,000    22,911,000
Average interest rate......     8.28%

Rate sensitive derivative
  financial instruments:
Pay fixed/receive variable
  interest rate swap.......   11,500,000                                                                 11,500,000         6,000
Average pay rate...........     7.36%
Average receive rate.......     7.87%

Commitments to extend
  credit:
Rate locked................   11,641,000                                                                 11,641,000       173,000
Average interest rate......     7.70%
Floating rate..............   73,042,000                                                                 73,042,000       --
Forward commitments........   33,981,000                                                                 33,981,000        41,000
Average interest rate......     7.62%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and schedule listed in Item 14 hereof and the report of independent auditors included in this report on Pages F-1 through F-26 are incorporated herein by reference.

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The section under the heading "Business Experience of Nominees and Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2001 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

    The section under the heading "Executive Compensation and Other Information" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2001 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section under the heading "Principal Stockholders and Stockholdings of Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2001 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2001 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                (a) 1. Financial Statements:
                                                                PAGE
                                                                ----
Consolidated Balance Sheets--December 31, 2000 and 1999.....     F-2
Consolidated Statements of Income--Years ended December 31,
2000, 1999 and 1998.........................................     F-4
Consolidated Statements of Stockholders' Equity--Years ended
December 31, 2000, 1999 and 1998............................     F-5
Consolidated Statements of Cash Flows--Years ended December
31, 2000, 1999 and 1998.....................................     F-6
Notes to Consolidated Financial Statements..................     F-8
  2. Financial Statement Schedule:
Schedule II Valuation And Qualifying Accounts...............    F-26

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

                                                       THE DEWOLFE COMPANIES, INC.

                                                       By:            /s/ RICHARD B. DEWOLFE
                                                            -----------------------------------------
                                                                       Richard B. DeWolfe,
                                                                          PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER

    Date: March 26, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RICHARD B. DEWOLFE
-------------------------------------------
Richard B. DeWolfe
CHAIRMAN, BOARD OF DIRECTORS,
CHIEF EXECUTIVE OFFICER AND
A DIRECTOR (PRINCIPAL
EXECUTIVE OFFICER)
Date: March 26, 2001

/s/ JAMES A. MARCOTTE
-------------------------------------------
James A. Marcotte
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)
Date: March 26, 2001

/s/ PAUL R. DEL ROSSI
-------------------------------------------
Paul R. Del Rossi
DIRECTOR
Date: March 26, 2001

/s/ A. CLINTON ALLEN
-------------------------------------------
A.Clinton Allen, III
DIRECTOR
Date: March 26, 2001

/s/ R. ROBERT POPEO
-------------------------------------------
R. Robert Popeo
DIRECTOR
Date: March 26, 2001

/s/ ROBERT N. SIBCY
-------------------------------------------
R. Robert N. Sibcy
DIRECTOR
Date: March 26, 2001

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
The DeWolfe Companies, Inc.

    We have audited the accompanying consolidated balance sheets of The DeWolfe Companies, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The DeWolfe Companies, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of revenue recognition for residential real estate brokerage commissions.

                                          ERNST & YOUNG LLP

Boston, Massachusetts
February 2, 2001

                          THE DEWOLFE COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
CURRENT ASSETS:
    Cash and cash equivalents...............................  $14,537,000   $ 9,604,000
    Commissions receivable, net of allowance of $933,000 at
      December 31, 1999.....................................      --         21,556,000
    Mortgage loans held for sale............................   24,668,000     9,774,000
    Advance receivable from stockholder.....................      --             66,000
    Prepaid expenses and other current assets...............    2,148,000     1,728,000
                                                              -----------   -----------
        TOTAL CURRENT ASSETS................................   41,353,000    42,728,000
                                                              -----------   -----------
PROPERTY AND EQUIPMENT:
    Land....................................................       80,000        80,000
    Building and improvements...............................      779,000       779,000
    Furniture and equipment.................................   11,713,000     9,518,000
    Leasehold improvements..................................    4,120,000     3,451,000
                                                              -----------   -----------
                                                               16,692,000    13,828,000
    Accumulated depreciation and amortization...............   (8,866,000)   (6,189,000)
                                                              -----------   -----------
        NET PROPERTY AND EQUIPMENT..........................    7,826,000     7,639,000
                                                              -----------   -----------
OTHER ASSETS:
    Note receivable from affiliate..........................       28,000        28,000
    Excess of cost over value in net assets acquired, net of
      accumulated amortization of $2,817,000 at December 31,
      2000 and $1,937,000 at
      December 31, 1999.....................................   11,792,000    11,559,000
    Non-compete and consulting agreements, net of
      accumulated amortization of $969,000 at December 31,
      2000 and $607,000 at December 31, 1999................      961,000     1,264,000
    Trade name, net of accumulated amortization of $262,000
      at
      December 31, 1999.....................................      --            108,000
    Originated mortgage servicing rights, net...............    1,033,000       969,000
    Net deferred tax assets.................................    2,660,000       361,000
    Security deposits and other assets......................    1,359,000       625,000
                                                              -----------   -----------
        TOTAL OTHER ASSETS..................................   17,833,000    14,914,000
                                                              -----------   -----------
        TOTAL ASSETS........................................  $67,012,000   $65,281,000
                                                              ===========   ===========

                See notes to consolidated financial statements.

                          THE DEWOLFE COMPANIES, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
CURRENT LIABILITIES:
    Note payable--bank......................................  $22,911,000   $ 9,027,000
    Commissions payable.....................................      --         15,183,000
    Accounts payable........................................       37,000     1,111,000
    Dividend payable........................................      610,000       506,000
    Accrued expenses........................................    5,295,000     3,563,000
    Deferred mortgage fee income............................      251,000       133,000
    Current portion of long-term debt.......................    4,194,000     1,706,000
    Current portion of obligations under capital leases.....      314,000       678,000
                                                              -----------   -----------
        TOTAL CURRENT LIABILITIES...........................   33,612,000    31,907,000

Long-term debt, net of current portion......................   14,046,000    14,962,000
Obligations under capital leases, net of current portion....      121,000       434,000
Non-compete agreements and consulting agreements payable....      169,000       279,000
                                                              -----------   -----------
        TOTAL LIABILITIES...................................   47,948,000    47,582,000
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred Stock, $1.00 par value; 3,000,000 authorized;
      none outstanding......................................      --            --
    Common Stock, $.01 par value; 10,000,000 shares
      authorized; 3,658,544 shares issued at December 31,
      2000 and 3,623,245 shares issued at December 31,
      1999..................................................       37,000        36,000
    Additional paid-in capital..............................    7,832,000     7,623,000
    Treasury Stock (263,318 shares at December 31, 2000 and
      256,111 shares at December 31, 1999), at cost.........   (1,520,000)   (1,470,000)
    Notes receivable from sale of stock.....................     (869,000)     (871,000)
    Accumulated other comprehensive income..................       75,000       --
    Retained earnings.......................................   13,509,000    12,381,000
                                                              -----------   -----------
        TOTAL STOCKHOLDERS' EQUITY..........................   19,064,000    17,699,000
                                                              -----------   -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........  $67,012,000   $65,281,000
                                                              ===========   ===========

                See notes to consolidated financial statements.

                          THE DEWOLFE COMPANIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2000           1999           1998
                                                     ------------   ------------   ------------
REVENUES:
  Real estate brokerage............................  $187,059,000   $171,725,000   $129,735,000
  Mortgage.........................................     4,387,000      4,679,000      4,680,000
  Insurance........................................     1,679,000      1,193,000        585,000
  Other............................................     1,310,000      1,232,000        420,000
                                                     ------------   ------------   ------------
        TOTAL REVENUES.............................   194,435,000    178,829,000    135,420,000
  Commission expense...............................   123,340,000    114,109,000     83,565,000
                                                     ------------   ------------   ------------
        NET REVENUES...............................    71,095,000     64,720,000     51,855,000
Operating expenses:
  Compensation and benefits........................    27,509,000     24,170,000     19,546,000
  Facilities.......................................     8,557,000      7,738,000      6,289,000
  General and administrative.......................    14,718,000     13,891,000     10,871,000
  Marketing and promotion..........................     7,648,000      7,158,000      6,610,000
  Communications...................................     3,024,000      2,447,000      1,890,000
  Acquisition related costs........................        56,000        660,000        405,000
                                                     ------------   ------------   ------------
        TOTAL OPERATING EXPENSES...................    61,512,000     56,064,000     45,611,000
                                                     ------------   ------------   ------------
        OPERATING INCOME...........................     9,583,000      8,656,000      6,244,000
OTHER INCOME (EXPENSES):
  Interest expense.................................    (2,384,000)    (2,007,000)    (2,052,000)
  Gain on sale of investments......................       306,000        --             --
  Interest income..................................     2,233,000      1,931,000      1,642,000
                                                     ------------   ------------   ------------
INCOME BEFORE INCOME TAXES.........................     9,738,000      8,580,000      5,834,000
  Income taxes.....................................     4,285,000      3,596,000      2,601,000
                                                     ------------   ------------   ------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.............................     5,453,000      4,984,000      3,233,000
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
  (NET OF TAX BENEFIT OF $2,637,000)...............    (3,715,000)       --             --
                                                     ------------   ------------   ------------
        NET INCOME.................................  $  1,738,000   $  4,984,000   $  3,233,000
                                                     ============   ============   ============
BASIC EARNINGS PER SHARE:
  Income before cumulative effect of change in
    accounting principle...........................         $1.61          $1.49          $0.99
  Cumulative effect of change in accounting
    principle......................................         (1.10)       --             --
                                                     ------------   ------------   ------------
        NET INCOME.................................         $0.51          $1.49          $0.99
                                                     ============   ============   ============
DILUTED EARNINGS PER SHARE:
  Income before cumulative effect of change in
    accounting principle...........................         $1.51          $1.41          $0.95
  Cumulative effect of change in accounting
  principle........................................         (1.03)       --             --
                                                     ------------   ------------   ------------
        NET INCOME.................................         $0.48          $1.41          $0.95
                                                     ============   ============   ============
  Basic weighted average shares outstanding........     3,381,000      3,350,000      3,251,000
  Diluted weighted average shares outstanding......     3,623,000      3,538,000      3,394,000

                See notes to consolidated financial statements.

                          THE DEWOLFE COMPANIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                         NOTES                      ACCUMULATED
                                           ADDITIONAL    TREASURY      RECEIVABLE                      OTHER            TOTAL
                                 COMMON     PAID-IN      STOCK AT     FROM SALE OF    RETAINED     COMPREHENSIVE    STOCKHOLDERS'
                                 STOCK      CAPITAL        COST          STOCK        EARNINGS     INCOME (LOSS)       EQUITY
                                --------   ----------   -----------   ------------   -----------   --------------   -------------
BALANCE AT DECEMBER 31, 1997..  $34,000    $6,488,000   $  (783,000)   $  --         $ 5,059,000     $  --           $10,798,000
Issuance of Common Stock......    1,000      354,000        --            --             --             --               355,000
Purchase of Treasury Shares...    --          --           (656,000)      --             --             --              (656,000)
Notes Receivable from Sale of
  Stock.......................    --          --            --          (270,000)        --             --              (270,000)
Cash Dividends Declared on
  Common Stock ($0.12 per
  share)......................    --          --            --            --            (389,000)       --              (389,000)
Net Income....................    --          --            --            --           3,233,000        --             3,233,000
                                -------    ----------   -----------    ---------     -----------     ----------      -----------
BALANCE AT DECEMBER 31, 1998..   35,000    6,842,000     (1,439,000)    (270,000)      7,903,000        --            13,071,000
                                -------    ----------   -----------    ---------     -----------     ----------      -----------
Issuance of Common Stock......    1,000      710,000        --            --             --             --               711,000
Purchase of Treasury Shares...    --          --            (31,000)      --             --             --               (31,000)
Notes Receivable from Sale of
  Stock, net..................    --          --            --          (601,000)        --             --              (601,000)
Cash Dividends Declared on
  Common Stock ($0.15 per
  share)......................    --          --            --            --            (506,000)       --              (506,000)
Effect of Issuance of Stock
  Options.....................    --          71,000        --            --             --             --                71,000
Net Income....................    --          --            --            --           4,984,000        --             4,984,000
                                -------    ----------   -----------    ---------     -----------     ----------      -----------
BALANCE AT DECEMBER 31, 1999..   36,000    7,623,000     (1,470,000)    (871,000)     12,381,000        --            17,699,000
                                -------    ----------   -----------    ---------     -----------     ----------      -----------
Issuance of Common Stock......    1,000      177,000        --            --             --             --               178,000
Purchase of Treasury Shares...    --          --            (50,000)      --             --             --               (50,000)
Notes Receivable from Sale of
  Stock, net..................    --          --            --             2,000         --             --                 2,000
Cash Dividends Declared on
  Common Stock ($0.18 per
  share)......................    --          --            --            --            (610,000)       --              (610,000)
Effect of Issuance of Stock
  Options.....................    --          32,000        --            --             --             --                32,000
Unrealized Appreciation on
  Marketable Securities (net
  of tax of $50,000)..........    --          --            --            --             --              75,000           75,000
Net Income....................    --          --            --            --           1,738,000        --             1,738,000
                                                                                                                     -----------
Comprehensive Income..........    --          --            --            --             --             --             1,813,000
                                -------    ----------   -----------    ---------     -----------     ----------      -----------
BALANCE AT DECEMBER 31, 2000..  $37,000    $7,832,000   $(1,520,000)   $(869,000)    $13,509,000     $   75,000      $19,064,000
                                =======    ==========   ===========    =========     ===========     ==========      ===========

                 See notes to consolidated financial statements

                          THE DEWOLFE COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  2000           1999           1998
                                                              ------------   ------------   ------------
OPERATING ACTIVITIES:
  Net Income................................................  $  1,738,000   $  4,984,000   $  3,233,000
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Deferred income tax.....................................    (2,298,000)      (120,000)       338,000
    Depreciation............................................     3,276,000      3,097,000      3,037,000
    Amortization............................................     1,469,000      1,364,000        919,000
    Additions to valuation allowance for mortgage servicing
      rights................................................        23,000         38,000        108,000
    Gain on sale of mortgage loans, net.....................    (4,096,000)    (4,429,000)    (4,596,000)
    Gain on sale of investments.............................      (306,000)       --             --
  Change in Assets and Liabilities:
    Decrease (increase) in commissions receivable...........    21,688,000       (945,000)    (2,936,000)
    (Increase) decrease in prepaid expenses and other
      current assets........................................      (440,000)      (745,000)     1,715,000
    Increase in security deposits and other assets..........      (659,000)      (135,000)      (188,000)
    Mortgage loans held for sale............................  (448,676,000)  (352,661,000)  (355,931,000)
    Proceeds from mortgage loans sales......................   437,643,000    371,212,000    348,075,000
    (Decrease) increase in commissions payable..............   (15,183,000)     1,421,000      2,215,000
    Increase (decrease) in accounts payable and accrued
      expenses..............................................       644,000         56,000      1,535,000
    Increase (decrease) in deferred mortgage fee income.....       118,000        (83,000)       (15,000)
                                                              ------------   ------------   ------------
        Total adjustments...................................    (6,797,000)    18,070,000     (5,724,000)
                                                              ------------   ------------   ------------
        Cash (used in) provided by operating activities.....    (5,059,000)    23,054,000     (2,491,000)
INVESTING ACTIVITIES:
    Proceeds from sale of investments.......................       326,000        --             --
    Expenditures for business combinations, net of cash
      acquired..............................................      (900,000)    (6,356,000)    (4,997,000)
    Expenditures for property and equipment.................      (935,000)    (2,077,000)    (1,418,000)
                                                              ------------   ------------   ------------
Cash used in investing activities...........................    (1,509,000)    (8,433,000)    (6,415,000)
FINANCING ACTIVITIES:
    Net borrowings under lines of credit....................       --             --          (1,500,000)
    Net borrowings (repayments) on notes payable-bank.......    13,884,000    (14,798,000)    11,631,000
    Borrowing on acquisition line of credit.................       900,000      6,472,000      5,075,000
    Repayment of notes receivable from stockholders.........        66,000        --              25,000
    Repayment (issuance) of notes receivable from sale of
      stock.................................................         2,000       (601,000)      (270,000)
    Repayment of long-term debt.............................    (3,005,000)    (2,552,000)    (2,125,000)
    Payment of cash dividends...............................      (506,000)      (389,000)       --
    Issuance of common stock................................       210,000        711,000        355,000
    Purchase of treasury stock..............................       (50,000)       (31,000)      (656,000)
                                                              ------------   ------------   ------------
        Cash provided by (used in) financing activities.....    11,501,000    (11,188,000)    12,535,000
                                                              ------------   ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     4,933,000      3,433,000      3,629,000
    Cash and cash equivalents at beginning of year..........     9,604,000      6,171,000      2,542,000
                                                              ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 14,537,000   $  9,604,000   $  6,171,000
                                                              ============   ============   ============

                See notes to consolidated financial statements.

                          THE DEWOLFE COMPANIES, INC.

                                                                 YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             2000         1999          1998
                                                          ----------   -----------   -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Leases capitalized and property and equipment
  financed..............................................  $2,514,000   $ 1,597,000   $ 1,775,000

Cash paid for interest..................................   2,199,000     2,075,000     1,989,000

Expenditures for business combinations, net of cash
  acquired:
    Commissions receivable..............................    (132,000)   (3,524,000)   (1,801,000)
    Property and equipment, net.........................     (13,000)     (277,000)     (388,000)
    Excess of cost over value in net assets acquired....  (1,113,000)   (5,721,000)   (5,276,000)
    Non-compete and consulting agreements...............     (30,000)   (1,363,000)      (30,000)
    Other assets........................................      --          (495,000)     (241,000)
    Commissions payable.................................      --         2,119,000       976,000
    Long-term debt......................................     375,000     1,930,000       959,000
    Accounts payable and accrued expenses...............       8,000       904,000       804,000
    Additional paid-in capital..........................       5,000        71,000       --
                                                          ----------   -----------   -----------
                                                          $ (900,000)  $(6,356,000)  $(4,997,000)
                                                          ==========   ===========   ===========

                See notes to consolidated financial statements.

                          THE DEWOLFE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION

    The Company's real estate brokerage services principally involve providing a ready, willing and able buyer of a property to the seller. During the year ended December 31, 2000, the Company changed its method of revenue recognition for residential real estate brokerage commissions in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Previously, the Company had recognized revenue when the buyer and seller of a property entered into a contract of sale and a good faith deposit was made by the buyer. Under the new accounting method adopted retroactive to January 1, 2000, the Company now recognizes revenue upon the consummation of the underlying real estate sale. The cumulative effect of the accounting change resulted in a charge to income of $3.7 million (net of an income tax benefit of $2.6 million), which is included in income for the year ended December 31, 2000. The effect of the change on the year ended 2000 was to decrease income before cumulative effect of the accounting change by $64,000, ($0.02 and $0.01 per basic and diluted shares, respectively).

    The following table shows the amounts reported and pro forma amounts that would have been reported if SAB 101 had been applied retroactively.

                                                                YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------
                                                             1999                      1998
                                                    -----------------------   -----------------------
                                                              (DOLLAR AMOUNTS IN THOUSANDS)
                                                    PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED
                                                    ---------   -----------   ---------   -----------
Net Income........................................   $4,266        $4,984      $2,533        $3,233
Basic Earnings Per Share..........................   $ 1.27        $ 1.49      $ 0.78        $ 0.99
Diluted Earnings Per Share........................   $ 1.21        $ 1.41      $ 0.75        $ 0.95

    The cumulative effect adjustment as of January 1, 2000 included the reversal of net real estate brokerage commission revenues of approximately $6.4 million. Substantially, all of the revenues were subsequently recognized in 2000, principally in the first quarter.

    Mortgage loan origination revenues, offset by direct loan origination costs, are deferred and the net amount is recognized as a component of gain on sale of mortgage loans when the sale of the loan has been consummated. Mortgage loan origination revenues consist primarily of loan origination, application and investor fees paid by the borrowers, originated mortgage servicing rights capitalized and service release

                          THE DEWOLFE COMPANIES, INC.

NOTE 1--SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) premiums paid by the investors. Direct loan origination costs consist of commissions paid to the Company's mortgage consultants and appraisal fees and credit report fees paid to third parties. Interest on mortgage loans held for sale is recognized as income when earned.

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

    Servicing income represents net fees earned for servicing real estate mortgage loans owned by outside investors and is recognized as income when received.

    Insurance revenue is generally recognized as of the effective date of the insurance policy. Contingent insurance revenue is recognized as income when received.

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

    Depreciation and amortization is provided using the straight-line method over the estimated useful asset lives for owned assets (three to five years), the related lease term for equipment under capital leases (three to thirty years), and the shorter of the lease term or estimated useful life of the asset for leasehold improvements.

ACCOUNTING FOR COMPUTER SOFTWARE COSTS

    In accordance with Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," the Company capitalizes qualified software costs and amortizes these costs over three to five years.

                          THE DEWOLFE COMPANIES, INC.

NOTE 1--SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EXCESS OF COST OVER VALUE IN NET ASSETS ACQUIRED AND TRADE NAMES

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

NEW ACCOUNTING PRONOUNCEMENT

    As of January 1, 2001, the Company will adopt Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June, 1998 and

                          THE DEWOLFE COMPANIES, INC.

NOTE 1--SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) its amendments Statements 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No 133" and 138, "Accounting for Derivative Instruments and Certain Hedging Activities" issued in June 1999 and June 2000, respectively (collectively referred to as "Statement 133"). The Company has determined that Statement 133 will not have a material effect on its financial position or results of operations based on the current uses of derivatives.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material.

RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform with current year presentation.

NOTE 2--ACQUISITIONS

    The Company has expanded its operations through the acquisition of 16 independent real estate agencies in the three year period ended December 31, 2000 (2 in 2000, 10 in 1999 and 4 in 1998). Additionally, in May 1998, The
DeWolfe Insurance Agency, Inc. acquired the personal lines business of the Curtin Insurance Agency, Inc., which included approximately 5,000 policyholders.

    The total purchase price of acquisitions in 2000 was $900,000. The agreements also require additional payments to be made not to exceed $700,000 if specific operating goals are achieved by the acquired entities. The total purchase price of the acquisitions in 1999 was $8.7 million. The agreements also require additional payments to be made not to exceed $2.3 million if specific operating goals are achieved by the acquired entities. The total purchase price of the acquisitions in 1998 was $6.1 million and additional payments not to exceed $150,000 if specific operating goals are achieved by the acquired entities. The acquisitions were funded by borrowings from the Company's acquisition line of credit and by loans from the principals of the acquired companies. The Company recorded the present value of minimum estimated payments to be made pursuant to non-competition, consulting and cooperation agreements related to acquisitions of $30,000 in 2000, $1.3 million in 1999, and $99,000 in 1998. Additionally, as a result of the Company's acquisitions, the Company recorded the excess of cost over value in net assets acquired of $1.1, $5.7 and $5.3 million during 2000, 1999, and 1998, respectively. Acquisition related costs of $56,000, $660,000 and $405,000 were incurred in 2000, 1999 and 1998, respectively.

    In connection with the acquisition of the assets of various real estate agencies, the Company entered into non-competition, consulting and cooperation agreements that expire at various dates through August 2004. Future payments, as called for in the agreements, are contingent upon the fulfillment of the terms of these agreements by the sellers and provide for certain percentage payments of the net commission income of various sales office locations. During 2000, 1999 and 1998, payments of $375,000, $744,000, and $519,000, respectively, were expensed. The annual minimum commitment for these payments, assuming the contracted commitments are fulfilled, will be approximately $71,000 in 2001, and $44,000 in 2002, $40,000 in 2003, and $40,000 in 2004.

                          THE DEWOLFE COMPANIES, INC.

NOTE 2--ACQUISITIONS (CONTINUED)
    On January 16, 1998, the Company acquired 100% of the stock of Dollar Dry Dock Real Estate, Inc. for $4.0 million. The acquisition was funded through a credit facility provided by Fleet Bank, N.A.

    The following table shows the Company's unaudited consolidated results of operations for the years ended December 31, 1999 and 1998 on a pro forma basis assuming the 1999 acquisitions had occurred as of January 1, 1998. The effect of the 2000 acquisitions on Pro Forma results of Operations was not material.

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                    1999                   1998
                                                              -----------------      ----------------
                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues................................................           $188,977              $168,576
Net Income..............................................           $  5,337              $  4,386
Basic Earnings Per Share................................           $   1.59              $   1.35
Diluted Earnings Per Share..............................           $   1.51              $   1.29

NOTE 3--RELATED PARTY TRANSACTIONS

    The Company has various advances and notes receivables with related parties as described below:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Notes receivable from the Company's principal stockholder
  and spouse, with interest at prime plus 0.25%. At
  December 31, 2000 the rate in effect was 9.75%. The
  proceeds were used to purchase the Company's stock. The
  notes are secured by a pledge of certain shares of common
  stock of the Company. Principal and interest are due at
  various dates through April 2002. The notes receivable are
  carried as a reduction of stockholders' equity............  $642,000   $625,000

Notes receivable from an executive officer of the Company,
  with interest at prime plus 0.25%. At December 31, 2000
  the rate in effect was 9.75%. The proceeds were used to
  purchase the Company's stock. The notes are secured by a
  pledge of certain shares of common stock of the Company.
  Principal and interest are due at various dates through
  April 2002. The note receivable is carried as a reduction
  of stockholders' equity...................................   204,000    204,000

Note receivable from an executive officer of the Company,
  with interest at prime plus 0.25%. At December 31, 2000
  the rate in effect was 9.75%. The proceeds were used to
  purchase the Company's stock. The note is secured by a
  pledge of certain shares of common stock of the Company.
  Principal and interest is due in February 2002. The note
  receivable is carried as a reduction of stockholders'
  equity....................................................    23,000     42,000
                                                              --------   --------

Total notes receivable from sale of stock...................   869,000    871,000

Advance receivable from the Company's principal stockholder, due on demand, with interest at prime plus 0.50%. At
  December 31, 1999 the rate in effect was 9.00%............     --        66,000

                          THE DEWOLFE COMPANIES, INC.

NOTE 3--RELATED PARTY TRANSACTIONS (CONTINUED)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Note receivable from an entity controlled by the Company's
  principal stockholder. The note is collateralized by a
  mortgage lien on the commercial property that was also
  leased to the Company until January, 1999. The Company
  provided rent payments for this property of $3,000 in 1999
  and $38,000 in 1998.......................................    28,000     28,000
                                                              --------   --------

Total advances and notes receivable.........................  $897,000   $965,000
                                                              ========   ========

NOTE 4--INDEBTEDNESS

    The Company has a $40.0 million mortgage warehouse line of credit with First Union National Bank to provide financing for mortgage loans that it originates. The line of credit is collaterized by all mortgage loans held for sale, the Company's mortgage servicing rights, and certain deposit accounts. The line requires monthly interest payments at the lesser of the Federal Funds rate plus 1.50% or the prime rate. At December 31, 2000 the rate in effect was 8.28%. The maturity date of the line is May 2001, at which time the principal repayment is due, unless the line is renewed. The balances due at December 31, 2000 and at December 31, 1999 were $22.9 million and $9.0 million, respectively.

    The Company has various credit arrangements with Fleet Bank, N.A., which include a $20.0 million acquisition line of credit, a revolving line of credit of $5.0 million, a relocation revolving line of credit of $5.0 million, a term note of $725,000, and an equipment lease line of credit of $5.0 million. The credit agreements require the Company to obtain the written consent of the lender prior to paying dividends.

    The following table describes the detail of the indebtedness:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Note payable (acquisition facility note) maturing on
  March 31, 2006. The note requires interest only payments
  at the Fleet Bank, N.A. prime rate (9.50% at December 31,
  2000) for $11,500,000 of the note and 7.87% on the
  remainder of the note until March 31, 2001 (see "interest
  rate swap" information below). On March 31, 2001, at the
  Company's option, the interest rate will be either the
  Fleet Bank prime rate plus 1.0% or a fixed rate of
  interest specified by Fleet Bank, N.A. The principal
  balance of the note on March 31, 2001 will be due in sixty installments as follows: 59 equal principal installments
  each equal in amount to the principal balance on
  March 31, 2001 divided by sixty and one final principal
  installment in an amount equal to the then unpaid
  principal amount of all acquisition facility loans. This
  note is secured by all personal and real property of the
  Company, except for the assets of DeWolfe Mortgage
  Services, Inc.............................................  $12,447,000   $11,547,000

Note payable (revolving line of credit) maturing on
  April 30, 2001. The note requires monthly interest only
  payments, based on the Company's option, of either the
  Fleet Bank, N.A. prime rate or the LIBOR rate plus 1.25%.
  This note is secured by all personal and real property of
  the Company, except for the assets of DeWolfe Mortgage
  Services, Inc.............................................      --            --

                          THE DEWOLFE COMPANIES, INC.

NOTE 4--INDEBTEDNESS (CONTINUED)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Note payable (relocation revolving line of credit) maturing
  on April 30, 2001. The note requires monthly interest only payments, based on the Company's option of either the
  Fleet Bank, N.A. prime rate or the LIBOR rate plus 1.25%.
  This note is secured by all personal and real property of
  the company, except for the assets of DeWolfe Mortgage
  Services, Inc.............................................      --            --

Note payable (term note) matured September 30, 2000 paid in
  monthly principal installments of $25,000 plus interest at the Fleet Bank, N.A. prime rate plus 0.25% (8.75% at
  December 31, 1999). The note was secured by all personal
  and real property of the Company, except for the assets of
  DeWolfe Mortgage Services, Inc............................      --            225,000

Promissory notes payable (due to principals of companies
  acquired in 1998) in monthly principal and interest
  payments of $19,468 at interest rates ranging from 7.50%
  to 8.50% maturing between April 2001 and May 2003.........      359,000       602,000

Promissory notes payable (due to principals of companies
  acquired in 1999) in monthly principal and interest
  payments of $35,541 and annual principal and interest
  payments of $100,000 at interest rates ranging from 7.75%
  to 8.50%, maturing between October, 2002 and
  May, 2004.................................................    1,374,000     1,733,000

Promissory notes payable (due to principals of companies
  acquired in 2000) in monthly principle and interest
  payments of $3,750 and annual principal and interest
  payments of $52,500 at interest rates ranging from 9.00%
  to 9.50%, maturing at various dates in 2004...............      384,000       --

Chattel promissory notes payable maturing at various dates
  through November, 2003. The notes require monthly
  principal and interest payments of $142,680 at interest
  rates from 7.10% to 9.26%. The notes are secured by the
  underlying furniture and equipment........................    3,095,000     1,749,000

Mortgage note payable in monthly principal and interest
  payments of $4,297 to maturity on May 1, 2009 with
  interest at 8.00%. The note is secured by land and
  building housing the Westford, MA sales office............      266,000       295,000

Unsecured note payable in monthly principal and interest
  payments of approximately $11,000, maturing in February,
  2003 with interest at 14.3%. This note is guaranteed by
  the president and principal stockholder...................      249,000       338,000

Unsecured payment plan agreement with Oracle Credit
  Corporation payable in quarterly principal and interest
  payments of $31,864 with interest at 7.50%................       66,000       179,000

Obligations under capital leases (Note 5)...................      435,000     1,112,000
                                                              -----------   -----------

                                                               18,675,000    17,780,000

Less current portion........................................    4,508,000     2,384,000
                                                              -----------   -----------

                                                              $14,167,000   $15,396,000
                                                              ===========   ===========

    The Company has entered into an interest rate swap agreement in the notional amount of $11,500,000 to reduce the impact of increases in the interest rate on its borrowings under its variable rate acquisition line of credit with Fleet Bank, N.A. The agreement effectively entitles the Company to convert its variable rate agreement to a fixed rate of 7.36% on borrowings under the facility up to $11,500,000 through

                          THE DEWOLFE COMPANIES, INC.

NOTE 4--INDEBTEDNESS (CONTINUED)
March 31, 2001. Payments received or paid as a result of the swap are accrued as a reduction of, or an increase to, interest expense on the variable rate line of credit.

    Aggregate annual maturities of long-term debt as of December 31, 2000, are as follows:

2001........................................................  $ 4,508,000
2002........................................................    4,688,000
2003........................................................    3,467,000
2004........................................................    2,776,000
2005........................................................    2,533,000
Thereafter..................................................      703,000
                                                              -----------
                                                              $18,675,000
                                                              ===========

NOTE 5--COMMITMENTS AND CONTINGENCIES

NON-COMPETITION AND CONSULTING AGREEMENTS

    In connection with the acquisition of the assets of various real estate agencies, the Company entered into non-competition, consulting and cooperation agreements that expire at various dates through August 2004. Future payments, as called for in the agreements, are contingent upon the fulfillment of the terms of these agreements by the sellers and provide for certain percentage payments of the net commission income of various sales office locations. During 2000, 1999 and 1998, payments of $375,000, $744,000, and $519,000, respectively, were expensed. The annual minimum commitment for these payments, assuming the contracted commitments are fulfilled, will be approximately $71,000 in 2001, and $44,000 in 2002, $40,000 in 2003, and $40,000 in 2004.

FUNDS HELD IN ESCROW

    The Company acts as escrow agent in connection with the performance of its real estate services. Accordingly, the Company held escrow funds totaling $16.5 million and $15.4 million at December 31, 2000 and 1999, respectively. These funds are not recorded in the Company's financial statements.

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

                          THE DEWOLFE COMPANIES, INC.

NOTE 5--COMMITMENTS AND CONTINGENCIES (CONTINUED)

    The following is a schedule of the future minimum payments under operating and capital leases for each of the five years in the period ending December 31, 2005 and thereafter:

                                                       CAPITAL     OPERATING
                                                        LEASES      LEASES
                                                       --------   -----------
2001.................................................  $338,000   $ 5,813,000
2002.................................................    81,000     4,768,000
2003.................................................    48,000     3,200,000
2004.................................................        --     1,594,000
2005.................................................        --       526,000
Thereafter...........................................        --       768,000
                                                       --------   -----------
Total minimum lease payments.........................   467,000   $16,669,000
                                                                  ===========
Less amount representing interest at various rates
  from 4% to 15%.....................................    32,000
                                                       --------
Present value of minimum lease payments..............  $435,000
                                                       ========

    Rent expense under the non-cancelable operating leases was $6.5 million in 2000, $6.1 million in 1999 and $4.8 million in 1998.

    Equipment and improvements recorded under capital leases, which are included with company-owned property and equipment at December 31, 2000 and December 31, 1999, totaled $328 thousand and $1.1 million, respectively, net of accumulated amortization at that date of $2.5 million and $2.3 million, respectively.

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

                          THE DEWOLFE COMPANIES, INC.

NOTE 5--COMMITMENTS AND CONTINGENCIES (CONTINUED) (CONTINUED)
    The contract or notional amount of commitments outstanding are as follows:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Financial instruments whose contract amounts represent
  credit risk:
  Commitments to extend credit..............................  $84,683,000   $96,156,000
Financial instruments whose notional or contract amounts
  exceed the amount of credit risk:
  Forward commitments.......................................  $33,981,000   $25,675,000

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

    Forward commitments are contracts for the future delivery of loans or securities at a specific future date, at a specified price and yield, and are entered into to reduce market risk associated with originating and holding loans for sale by protecting the value of the anticipated closing of loan applications for which the interest rate has been locked by the borrower. These loans usually close within three months from the time of the application. The risks associated with forward commitments arise from the possible inability of the counterparties to meet the contract terms, or the Company's inability to generate loans to fulfill the contracts.

    The Company sells, without recourse, all its mortgage loan production to investors.

OTHER CONTINGENCIES

    The Company is currently a defendant in certain litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on operations or the financial condition of the Company.

                          THE DEWOLFE COMPANIES, INC.

NOTE 6--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table represents the carrying amounts and estimated fair values of the Company's financial instruments:

                                                                DECEMBER 31,
                                            -----------------------------------------------------
                                                      2000                        1999
                                            -------------------------   -------------------------
                                             CARRYING        FAIR        CARRYING        FAIR
                                              AMOUNT         VALUE        AMOUNT         VALUE
                                            -----------   -----------   -----------   -----------
Financial assets:
  Cash and cash equivalents...............  $14,537,000   $14,537,000   $ 9,604,000   $ 9,604,000
  Mortgage loans held for sale............   24,668,000    25,075,000     9,774,000     9,914,000
  Originated mortgage servicing rights,
    net...................................    1,033,000     1,300,000       969,000     1,283,000
                                            -----------   -----------   -----------   -----------
    Total financial assets................  $40,238,000   $40,912,000   $20,347,000   $20,801,000
                                            ===========   ===========   ===========   ===========
Financial liabilities:
  Long-term debt..........................  $18,240,000   $18,145,000   $16,668,000   $16,625,000
  Note payable-bank.......................   22,911,000    22,911,000     9,027,000     9,027,000
                                            -----------   -----------   -----------   -----------
    Total financial liabilities...........  $41,151,000   $41,056,000   $25,695,000   $25,652,000
                                            ===========   ===========   ===========   ===========

ESTIMATION OF FAIR VALUES

    The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments shown above and the Company's commitment to extend credit and forward commitments.

CASH AND CASH EQUIVALENTS

    The fair value of cash and cash equivalents approximates the carrying amount as a result of the highly liquid and short-term nature of the instruments.

MORTGAGE LOANS HELD FOR SALE

    The fair value of mortgage loans held for sale was determined using the specified prices to be realized based on the Company's forward commitment contracts.

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

NOTE PAYABLE-BANK AND LONG-TERM DEBT

    The fair value of the note payable-bank is stated at carrying amount as a result of the short-term nature of the instrument and the variable interest rate. The fair value of long-term debt reflects current

                          THE DEWOLFE COMPANIES, INC.

NOTE 6--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) rates for similar debt. The fair value of the interest rate swap agreement was $6,000 and $45,000 at December 31, 2000 and December 31, 1999, respectively, based on quoted market prices.

COMMITMENTS TO EXTEND CREDIT

    The fair value of the Company's commitments to extend credit is estimated by comparing the Company's cost to acquire mortgages to the current price for similar mortgage loans, taking into account the terms of the commitments and creditworthiness of the counterparties, but not giving effect to forward commitments. For fixed rate loan commitments, fair value also considers the difference between the current levels of interest rates and the committed rates. The fair value of the Company's commitments to extend credit at December 31, 2000 and 1999 was $173,000 and $146,000, respectively.

FORWARD COMMITMENTS

    The fair value of forward commitments is estimated to be the amount that the Company would receive or pay to terminate the forward commitments at the reporting date based on market prices for similar financial instruments. The fair value of the Company's forward commitments reflect a gain of $41,000 and $95,000 at December 31, 2000 and 1999, respectively. The fair value estimates of the Company's forward commitments are estimated without consideration of the future earnings attributable to loans that have been or will be originated to satisfy the forward commitments.

NOTE 7--RETIREMENT PLANS

    Effective December 1, 1996, the Company established a qualified 401(k) retirement plan for the benefit of eligible employees. The Company has made discretionary contributions to the plan by matching 25% of employee contributions (up to 6% of individual employee income) in 2000, 1999 and 1998. The Company contributed $205,000, $181,000 and $162,000 to this plan in 2000, 1999, and 1998, respectively.

NOTE 8--INCOME TAXES

    Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                                 2000        1999
                                                              ----------   --------
Deferred tax assets (liabilities):
  Allowances for doubtful accounts..........................  $   11,000   $ 11,000
  Book over tax depreciation................................     828,000    415,000
  Deferred acquisition costs................................     (65,000)   (65,000)
  Net real estate commission revenues.......................   1,886,000      --
                                                              ----------   --------
    Net deferred tax assets.................................  $2,660,000   $361,000
                                                              ==========   ========

                          THE DEWOLFE COMPANIES, INC.

NOTE 8--INCOME TAXES (CONTINUED)
    The provision for income taxes for 2000, 1999 and 1998 consisted of the following:

                                            2000                     1999                    1998
                                   ----------------------   ----------------------   ---------------------
                                    CURRENT     DEFERRED     CURRENT     DEFERRED     CURRENT     DEFERRED
                                   ----------   ---------   ----------   ---------   ----------   --------
Federal..........................  $3,614,000   $(297,000)  $2,803,000   $ (90,000)  $1,861,000   $101,000
State............................   1,084,000    (116,000)     913,000     (30,000)     402,000    237,000
                                   ----------   ---------   ----------   ---------   ----------   --------
Total............................  $4,698,000   $(413,000)  $3,716,000   $(120,000)  $2,263,000   $338,000
                                   ==========   =========   ==========   =========   ==========   ========

    The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes. The items causing the difference are as follows:

                                                      2000         1999         1998
                                                   ----------   ----------   ----------
Tax expense at statutory rate....................  $3,311,000   $2,917,000   $1,982,000
State income tax.................................     640,000      583,000      422,000
Permanent differences............................     334,000       96,000      154,000
Other............................................      --           --           43,000
                                                   ----------   ----------   ----------
                                                   $4,285,000   $3,596,000   $2,601,000
                                                   ==========   ==========   ==========

    The tax benefit of the cumulative effect of the change in accounting principle was $2.6 million of which approximately $750,000 resulted in a reduction in current tax liability not reflected above, and approximately $1.9 million was recorded as a prepaid tax asset.

NOTE 9--CONCENTRATION OF CREDIT RISK

    The Company sells its services to homeowners and buyers. The Company is affected by the cyclical nature of the residential real estate industry and the availability of financing for the homebuyer.

NOTE 10--STOCKHOLDERS' EQUITY

    The Company established a policy in 1993 pursuant to which one share of common stock is issued as a bonus under the Company's Company Stock Purchase Plan to each employee, consultant, sales associate, or advisor who joins the Company, subject to a ninety-day waiting period. During 2000, 1999, and 1998, 624, 1,090 and 709 shares, respectively, were issued pursuant to this policy. The total value of these shares amounted to $5,000 in 2000, $8,000 in 1999 and $5,000 in 1998 using as a value the closing sale price of the common stock on the American Stock Exchange on the day immediately preceding the date of issuance.

    In 1996, the Company approved a stock repurchase plan authorizing the Company to repurchase shares of its common stock in the open market or in private transactions. In May of 1998, the Company authorized an increase in the amount of the Company's stock that may be repurchased under the repurchase plan to a total of $1.9 million. At December 31, 2000, 238,755 shares at a cost of $1,369,000 million had been acquired under this plan, of which 7,207 shares at a cost of $50,000 were acquired in 2000, 4,500 shares at a cost of $31,000 were acquired in 1999, and 108,400 shares at a cost of $656,000 were acquired in 1998.

    In 2000 and 1999, the Company issued notes receivable to the Company's principal stockholder (including spouse) and to executive officers totaling $17,000 and $607,000, respectively. The proceeds from

                          THE DEWOLFE COMPANIES, INC.

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED) these transactions were used to purchase shares of the Company's stock. The notes receivable are carried as a reduction of stockholders' equity.

    The Company has various stock option plans under which shares of common stock may be granted to key employees, consultants, sales associates, advisers, and directors of the Company. Options granted under the plans are non-qualified or incentive stock options, and are granted at a price that is not less than the fair market value of the common stock at the date of grant. These options have lives of five or ten years and vest over periods from zero to four years. Options available for future grant under these plans totaled 359,900 and 124,300 at December 31, 2000 and December 31, 1999, respectively.

    At December 31, 1998 the Company had 500,000 warrants outstanding with exercise prices ranging from $6.00 to $9.00 per share. During 1999, 5,960 warrants were exercised at $6.00 per share. The remaining 494,040 warrants expired unexercised.

    Pursuant to the requirements of SFAS 123, the following are the pro forma net income and net income per share amounts for 2000, 1999, and 1998, as if the compensation cost for the stock option and stock purchase plans had been determined based upon the fair value at the grant date for grants in 2000, 1999, and 1998:

                                                           YEARS ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------
                                          2000                       1999                       1998
                                ------------------------   ------------------------   ------------------------
                                AS REPORTED   PRO FORMA    AS REPORTED   PRO FORMA    AS REPORTED   PRO FORMA
                                -----------   ----------   -----------   ----------   -----------   ----------
Net Income....................  $1,738,000    $1,179,000   $4,984,000    $4,488,000   $3,233,000    $2,829,000
Basic earnings per share......       $0.51         $0.36        $1.49         $1.34        $0.99         $0.87
Diluted earnings per share....       $0.48         $0.33        $1.41         $1.27        $0.95         $0.83

    The above pro forma estimates were made using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of the options issued in 2000: risk free interest rate of 4.98%, expected volatility of .299, expected dividend yield of 2% and an estimated life of the options of 5 and 10 years based on the grant. The following assumptions were used to estimate the fair value of the options issued in 1999: risk free interest rate of 6.46%, expected volatility of .309, expected dividend yield of 2% and an estimated life of the options of 5 and 10 years based on the grant. The following assumptions were used to estimate the fair value of the options issued in 1998: risk free interest rate of 4.45%, expected volatility of .303, expected dividend yield of 0% and an estimated life of the options of 5 and 10 years based on the grant.

    The values estimated related to options are based on management estimates in conjunction with the Black-Scholes valuation model and may not reflect actual values of these options.

                          THE DEWOLFE COMPANIES, INC.

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of stock option and warrant transactions is as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                         2000                     1999
                                                ----------------------   ----------------------
                                                             WEIGHTED                 WEIGHTED
                                                             AVERAGE                  AVERAGE
                                                             EXERCISE                 EXERCISE
                                                 NUMBER       PRICE       NUMBER       PRICE
                                                ---------   ----------   ---------   ----------
Options and warrants outstanding at
  beginning of year...........................  1,249,850     $6.18      1,496,275     $6.21
Options granted (1)...........................    388,815     $7.04        350,450     $7.21
Options granted (2)...........................     14,285     $7.70         40,850     $8.13
Options granted (3)...........................     --         --             6,000     $7.00
Options exercised.............................    (34,675)    $4.63       (140,125)    $4.91
Cancelled options.............................    (11,500)    $6.16         (3,600)    $5.23
Warrants exercised............................     --         --            (5,960)    $6.00
Cancelled warrants............................     --         --          (494,040)    $7.52
                                                ---------     -----      ---------     -----
Options and warrants outstanding at end of
  year........................................  1,606,775     $6.43      1,249,850     $6.18
                                                =========     =====      =========     =====
Options and warrants exercisable at December
  31..........................................    867,097     $5.77        645,687     $5.60

                                                    PRICE       NUMBER        PRICE       NUMBER
                                                 -----------   ---------   -----------   ---------
Price and number of options and warrants
outstanding at end of year.....................  $3.50-$5.00     125,925   $3.50-$5.00     154,350
                                                 $5.01-$7.24.. 1,408,715   $5.01-$7.24   1,073,500
                                                 $7.25-$9.00..    72,135   $7.25-$9.00      22,000

------------------------

(1) Options granted during the year where the exercise price equaled the market price on the grant date.

(2) Options granted during the year where the exercise price exceeds the market price on the grant date.

(3) Options granted during the year where the exercise price was less than the market price on the grant date.

    The weighted average remaining life of stock options outstanding at December 31, 2000 was approximately 4 years.

    The weighted average fair value of options granted during 2000 and 1999 for options where the exercise price equaled the market price on the grant date was $2.02 and $2.41, respectively. The weighted average fair values of options granted during 2000 and 1999 where the exercise price exceeds the market price on the grant date were $1.77 and $1.97, respectively. The weighted average fair value of options granted during 1999 where the exercise price was less than the market price on the grant date was $2.50. There were no options granted in 2000 where the exercise price was less than the market price on the grant date. These fair values were estimated using the Black-Scholes valuation model and the assumptions noted above.

                          THE DEWOLFE COMPANIES, INC.

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED)

    The following table sets forth the computation of basic earnings per share and diluted earnings per share:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Numerator:
  Income before cumulative effect of change in accounting
    principle............................................  $5,453,000   $4,984,000   $3,233,000
  Cumulative effect of change in accounting principle....  (3,715,000)      --           --
                                                           ----------   ----------   ----------
  Net income.............................................  $1,738,000   $4,984,000   $3,233,000
                                                           ==========   ==========   ==========
Denominator:
  Basic weighted average shares..........................   3,381,000    3,350,000    3,251,000
  Effect of stock options................................     242,000      188,000      143,000
                                                           ----------   ----------   ----------
  Diluted weighted average shares........................   3,623,000    3,538,000    3,394,000
                                                           ==========   ==========   ==========
Basic Earnings per share:
  Income before cumulative effect of change in accounting
    principle............................................       $1.61        $1.49        $0.99
  Cumulative effect of change in accounting principle....       (1.10)      --           --
                                                           ----------   ----------   ----------
  Net income.............................................       $0.51        $1.49        $0.99
                                                           ==========   ==========   ==========
Diluted Earnings per share:
  Income before cumulative effect of change in accounting
    principle............................................       $1.51        $1.41        $0.95
  Cumulative effect of change in accounting principle....       (1.03)      --           --
                                                           ----------   ----------   ----------
  Net income.............................................       $0.48        $1.41        $0.95
                                                           ==========   ==========   ==========

NOTE 11--ORIGINATED MORTGAGE SERVICING RIGHTS

    The following table represents activity and carrying amounts for originated mortgage servicing rights,

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                                 2000             1999
                                                              ----------       ----------
Beginning Balance, January 1................................  $1,124,000       $  875,000
Originated Mortgage Servicing Rights capitalized                 235,000          393,000
Amortization................................................    (148,000)        (144,000)
                                                              ----------       ----------
Balance at December 31,.....................................  $1,211,000       $1,124,000
                                                              ==========       ==========

                          THE DEWOLFE COMPANIES, INC.

NOTE 11--ORIGINATED MORTGAGE SERVICING RIGHTS (CONTINUED)
    The following table represents activity and carrying amounts for the valuation allowance for originated mortgage servicing rights,

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                2000            1999
                                                              ---------       ---------
Beginning Balance, January 1................................  $155,000        $117,000
Additions to Valuation Allowance............................    23,000          38,000
                                                              --------        --------
Balance at December 31,.....................................  $178,000        $155,000
                                                              ========        ========

NOTE 12--SEGMENT REPORTING

    The Company has three reportable operating segments based upon its services: real estate, including both real estate brokerage and relocation services; mortgage banking; and insurance services. The Company evaluates its segments based on pre-tax income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Financial information for the three operating segments is provided in the following table:

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2000           1999           1998
                                                     ------------   ------------   ------------
Revenues:
    Real Estate....................................  $188,369,000   $172,957,000   $130,155,000
    Mortgage Banking...............................     4,387,000      4,679,000      4,680,000
    Insurance Services.............................     1,679,000      1,193,000        585,000
                                                     ------------   ------------   ------------
Total Segment Revenues.............................  $194,435,000   $178,829,000   $135,420,000
                                                     ============   ============   ============
Net Revenues:
    Real Estate....................................  $ 65,029,000   $ 58,848,000   $ 46,590,000
    Mortgage Banking...............................     4,387,000      4,679,000      4,680,000
    Insurance Services.............................     1,679,000      1,193,000        585,000
                                                     ------------   ------------   ------------
Total Segment Net Revenues.........................  $ 71,095,000   $ 64,720,000   $ 51,855,000
                                                     ============   ============   ============
Pre-tax Income (Loss):
    Real Estate....................................  $  9,360,000   $  7,971,000   $  4,784,000
    Mortgage Banking...............................       728,000      1,133,000      1,381,000
    Insurance Services.............................      (350,000)      (524,000)      (331,000)
                                                     ------------   ------------   ------------
Total Segment Pre-tax Income (Loss)................  $  9,738,000   $  8,580,000   $  5,834,000
                                                     ============   ============   ============
Assets:
    Real Estate....................................  $ 37,564,000   $ 49,904,000   $ 33,792,000
    Mortgage Banking...............................    27,736,000     13,658,000     28,335,000
    Insurance Services.............................     1,712,000      1,719,000      1,525,000
                                                     ------------   ------------   ------------
Total Segment Assets...............................  $ 67,012,000   $ 65,281,000   $ 63,652,000
                                                     ============   ============   ============

                          THE DEWOLFE COMPANIES, INC.

NOTE 13--SELECTED QUARTERLY DATA (UNAUDITED)

                 (In thousands except share and per share amounts)

                            PREVIOUSLY                PREVIOUSLY                PREVIOUSLY
                             REPORTED     RESTATED     REPORTED     RESTATED     REPORTED     RESTATED
                              FIRST        FIRST        SECOND       SECOND       THIRD        THIRD        FOURTH
CALENDAR YEAR 2000           QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER        YEAR
------------------          ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Revenues..................  $   44,527   $   28,566   $   57,490   $   51,901   $   50,334   $   60,639   $   53,329   $  194,435
Net Revenues..............  $   16,328   $   11,226   $   20,887   $   19,107   $   18,592   $   22,096   $   18,666   $   71,095
Operating income (loss)...  $    1,654   $   (3,448)  $    5,445   $    3,665   $    2,469   $    5,972   $    3,394   $    9,583
Income before cumulative
  effect of change in
  accounting principle....  $      846   $   (2,011)  $    2,972   $    1,975   $    1,426   $    3,387   $    2,102   $    5,453
Cumulative effect of
  change
  in accounting
  principle...............      --           (3,715)      --           --           --           --           --           (3,715)
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss).........  $      846   $   (5,726)  $    2,972   $    1,975   $    1,426   $    3,387   $    2,102   $    1,738
Basic Earnings per share
Income before cumulative
  effect of change in
  accounting principle....  $     0.25   $    (0.60)  $     0.88   $     0.58   $     0.42   $     1.00   $     0.62   $     1.61
Cumulative effect of
  change
  in accounting
  principle...............      --            (1.10)      --           --           --           --           --            (1.10)
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net Income................  $     0.25   $    (1.70)  $     0.88   $     0.58   $     0.42   $     1.00   $     0.62   $     0.51
Diluted Earnings per
  share:
Income before cumulative
  effect of change in
  accounting principle....  $     0.24   $    (0.60)  $     0.82   $     0.55   $     0.39   $     0.93   $     0.57   $     1.51
Cumulative effect of
  change
  in accounting
  principle...............      --            (1.10)      --           --           --           --           --            (1.03)
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net Income................  $     0.24   $    (1.70)  $     0.82   $     0.55   $     0.39   $     0.93   $     0.57   $     0.48
Basic Weighted Average
  shares outstanding......   3,362,000    3,362,000    3,379,000    3,379,000    3,389,000    3,389,000    3,394,000    3,381,000
Diluted Weighted Average
  shares outstanding......   3,545,000    3,362,000    3,614,000    3,614,000    3,647,000    3,647,000    3,697,000    3,623,000

                                           FIRST                     SECOND                    THIRD        FOURTH
CALENDAR YEAR 1999                        QUARTER                   QUARTER                   QUARTER      QUARTER        YEAR
--------------------------               ----------                ----------                ----------   ----------   ----------
Revenues..................               $   37,222                $   56,901                $   46,464   $   38,242   $  178,829
Net Revenues..............               $   13,392                $   20,728                $   16,886   $   13,714   $   64,720
Operating income (loss)...               $    1,119                $    6,122                $    1,932   $     (517)  $    8,656
Net income (loss).........               $      566                $    3,298                $    1,102   $       18   $    4,984
Basic Earnings per
  share...................               $     0.17                $     0.98                $     0.33   $     0.01   $     1.49
Diluted Earnings per
  share...................               $     0.16                $     0.92                $     0.30   $     0.01   $     1.41
Basic Weighted Average
  shares outstanding......                3,302,000                 3,361,000                 3,365,000    3,371,000    3,350,000
Diluted Weighted Average
  shares outstanding......                3,544,000                 3,575,000                 3,618,000    3,505,000    3,538,000

                          THE DEWOLFE COMPANIES, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                  BALANCE AT
                                                  BEGINNING    CHARGED TO                    END OF YEAR
DESCRIPTION                                        OF YEAR     OPERATIONS   DEDUCTIONS         BALANCE
-----------                                       ----------   ----------   ----------       -----------
Year ended December 31, 2000....................   $933,000       --         $933,000(2)         --

Year ended December 31, 1999
  Deducted from asset accounts:
    Allowance for doubtful accounts.............   $826,000     $440,000     $333,000(1)       $933,000

Year ended December 31, 1998
  Deducted from asset accounts:
    Allowance for doubtful accounts.............   $611,000     $472,000     $257,000(1)       $826,000

------------------------

(1) Represents primarily write-offs of net commissions on real estate sales, which were not consummated.

(2) Due to the adoption of SAB 101.

                          THE DEWOLFE COMPANIES, INC.
                                 EXHIBIT INDEX
                                    FORM 10K
                                    12/31/00

EXHIBIT NO.                                     DESCRIPTION                           REFERENCE
-----------                                     -----------                           ---------
         3.1            Restated Articles of Organization of the Registrant.........  A-3.1

         3.2            Amendment to Articles 3 and 4 of Restated Articles of
                          Organization..............................................  B-3(i)

         3.3            By-laws of the Registrant, as amended.......................  C-3(ii)

         4.1            Speciman Certificate of shares of Common Stock. $.01 par
                          value.....................................................  C-4.1

        10.1            1992 Stock Option Plan, as amended*.........................  G-10.4

        10.2            1992 Non-Employee Director Stock Option Plan*...............  F-10.2

        10.3            Employment Agreement dated May 20, 1992 with Richard B.
                          DeWolfe*..................................................  A-10.16

        10.4            Stock Option Agreement dated May 20, 1992 with Richard B.
                          DeWolfe*..................................................  A-10.17

        10.5            Employment Agreement dated May 20, 1992 with Patricia A.
                          Griffin*..................................................  A-10.20

        10.6            Employment Agreement dated May 20, 1992 with Paul J.
                          Harrington*...............................................  A-10.21

        10.7            $10,507 Note dated June 1, 1990 from Amherst Realty Trust...  A-10.24.1

        10.8            Mortgage dated June 23, 1991 from Richard B. DeWolfe and
                          Marcia A. DeWolfe.........................................  A-10.24.2

        10.9            Employment Agreement dated April 29, 1996 with James A.
                          Marcotte*.................................................  D-10(i)

        10.10           Employment Agreement dated September 2, 1997 with Gail
                          Hayes*....................................................  E-10.0

        10.11           Employment Agreement dated May 14, 1998 with Richard Pucci*   G-10.3

        10.12           Employment Agreement dated February 20, 1998 with Richard
                          Loughlin*.................................................  H-10.20

        10.13           Employment agreement dated July 6, 2000 with John R.
                          Penrose*..................................................  I-10.21

        10.14           1998 Stock Option Plan, as amended*.........................  J-B

        10.15           Consulting Agreement dated January 1, 1999 with A. Clinton    filed
                          Allen.....................................................  herewith

        21              Subsidiaries of the Registrant..............................  filed herewith

        23              Consent of Ernst & Young LLP................................  filed herewith

        99              Copy of Section 67 of the Massachusetts Business Corporation
                          Law.......................................................  A-28.1

  A -         Incorporated by reference from the registrant's Registration
              Statement on Form S-18 (File No. 33-48113-B). The page or reference set forth herein is the exhibit number in said
              Registration Statement.
  B -         Incorporated by reference from the registrant's Quarterly
              Report on Form 10-Q for the period ending June 30, 1995. The page or reference set forth herein is the exhibit number in said quarterly report.
  C -         Incorporated by reference from the registrant's Annual
              Report on Form 10-K for for the fiscal year ended
              December 31, 1995. The number set forth herein is the exhibit number in said report.

  D -         Incorporated by reference from the registrant's Quarterly
              Report on Form 10-Q for the period ending June 30, 1996. The page or reference set forth herein is the exhibit number in said quarterly report.
  E -         Incorporated by reference from the registrant's Quarterly
              Report on Form 10-Q for the period endeding September 30, 1997. The page or reference set forth herein is the exhibit number in said quarterly report.
  F -         Incorporated by reference from the registrant's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1996. The page or reference set forth herein is the exhibit number in said report.
  G -         Incorporated by reference from the registrant's Quarterly
              Report on Form 10-Q for the period ending June 30, 1998. The page or reference set forth herein is the exhibit number in said quarterly Report.
  H -         Incorporated by reference from the registrant's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1999. The page or reference set forth herein is the exhibit number in said report.
  I -         Incorporated by reference from the registrant's Quarterly
              Report on Form 10-Q for the period Ending September 30,
              2000. The page or reference set forth herein is the exhibit number in said quarterly Report.
  J -         Incorporated by reference from the registrant's 2001 Proxy
              Statement. The reference set forth herein is the exhibit letter in said Proxy Statement.

* Represents a management contract or compensatory plan in which a director or executive officer of the registrant participates.