Form 10-Q
period 2001-03-31
DEWOLFE COMPANIES INC
filed 2001-05-09
CIK 888138

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                       OR

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



                                 (781) 863-5858
                                 ---------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date: (April 30, 2001)

Common Stock, par value $.01 per share 3,434,537 shares

                           THE DEWOLFE COMPANIES, INC.
                                      INDEX


PART I.  FINANCIAL INFORMATION                                        PAGE NO.


Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheets as of
         March 31, 2001 and December 31, 2000                               3


         Condensed Consolidated Statements of Operations for the
         Three Months ended March 31, 2001 and March 31, 2000               4


         Condensed Consolidated Statements of Cash Flows for
         the Three Months ended March 31, 2001 and March 31, 2000           5


         Notes to Condensed Consolidated Financial Statements
         March 31, 2001                                                     6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10

PART II. OTHER INFORMATION                                                 13

                           THE DEWOLFE COMPANIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                                            March 31, 2001   December 31, 2000
                                                                                          ------------------------------------
CURRENT ASSETS
     Cash and cash equivalents                                                               $  8,830,000         $ 14,537,000
     Mortgage loans held for sale                                                              41,437,000           24,668,000
     Prepaid expenses and other current assets                                                  4,919,000            2,148,000
                                                                                          ------------------------------------
        TOTAL CURRENT ASSETS                                                                   55,186,000           41,353,000

PROPERTY AND EQUIPMENT
     Property and equipment                                                                    17,490,000           16,692,000
     Accumulated depreciation and amortization                                                (9,750,000)          (8,866,000)
                                                                                          ------------------------------------
        NET PROPERTY AND EQUIPMENT                                                              7,740,000            7,826,000

OTHER ASSETS
      Excess of cost over value in net assets acquired, net of accumulated amortization
           of $3,047,000 at March 31, 2001 and $2,817,000 at December 31, 2000                 11,562,000           11,792,000
     Other assets                                                                               6,381,000            6,041,000
                                                                                          ------------------------------------
TOTAL ASSETS                                                                                 $ 80,869,000         $ 67,012,000
                                                                                          ====================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable-bank                                                                       $ 39,529,000         $ 22,911,000
     Current portion of long-term debt                                                          2,329,000            4,194,000
     Current portion of obligations under capital leases                                          270,000              314,000
     Accounts payable and accrued expenses                                                      5,553,000            5,332,000
     Deferred mortgage fee income                                                                 424,000              251,000
     Dividend payable                                                                                   -              610,000
                                                                                          ------------------------------------
        TOTAL CURRENT LIABILITIES                                                              48,105,000           33,612,000

Long-term debt, net of current portion                                                         15,361,000           14,046,000
Obligations under capital leases, net of current portion                                           83,000              121,000
Non compete agreements and consulting agreements payable                                          163,000              169,000
                                                                                          ------------------------------------
TOTAL LIABILITIES                                                                              63,712,000           47,948,000

Commitments and Contingencies

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 3,000,000 shares authorized; none outstanding                    -                    -
     Common stock, $.01 par value; 10,000,000 shares authorized; 3,697,071 shares
           issued at March 31, 2001 and 3,658,544 shares issued at December 31, 2000               37,000               37,000
     Additional paid-in capital                                                                 8,039,000            7,832,000
     Retained earnings                                                                         11,253,000           13,509,000
     Accumulated other comprehensive income, net                                                  289,000               75,000
     Treasury stock (263,318 shares at March 31, 2001
           and 263,318 shares at December 31, 2000), at cost                                  (1,520,000)          (1,520,000)
     Notes receivable from sale of stock                                                        (941,000)            (869,000)
                                                                                          ------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                     17,157,000           19,064,000
                                                                                          ------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 80,869,000         $ 67,012,000
                                                                                          ====================================


            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Three Months Ended March 31,
                                                                         2001                       2000
                                                                         ----                       ----
REVENUES:
  Real estate brokerage                                              $  28,012,000              $  27,132,000
  Mortgage revenues                                                        972,000                    555,000
  Insurance revenues                                                       739,000                    592,000
  Other revenues                                                           319,000                    287,000
                                                                     -------------              -------------
  TOTAL REVENUES                                                        30,042,000                 28,566,000

Commission Expense                                                      18,038,000                 17,340,000
                                                                     -------------              -------------
NET REVENUES                                                            12,004,000                 11,226,000

OPERATING EXPENSES:
   Compensation and benefits                                             7,148,000                  6,819,000
   Facilities                                                            2,150,000                  2,099,000
   General and administrative                                            4,045,000                  3,542,000
   Marketing and promotion                                               1,933,000                  1,490,000
   Communications                                                          767,000                    694,000
   Acquisition related costs                                                     -                     30,000
                                                                     -------------              -------------
TOTAL OPERATING EXPENSES                                                16,043,000                 14,674,000
                                                                     -------------              -------------
OPERATING LOSS                                                          (4,039,000)                (3,448,000)

OTHER INCOME (EXPENSES):
   Interest expense                                                       (675,000)                  (438,000)
   Interest income                                                         686,000                    295,000
                                                                     -------------              -------------
LOSS BEFORE INCOME TAXES                                                (4,028,000)                (3,591,000)

Income Tax Benefit                                                      (1,772,000)                (1,580,000)
                                                                     -------------              -------------
LOSS BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                          (2,256,000)                (2,011,000)

Cumulative effect of change in accounting principle
    (net of tax benefit of $2,637,000)                                           -                 (3,715,000)
                                                                     -------------              -------------
NET LOSS                                                             $  (2,256,000)             $  (5,726,000)
                                                                     =============              =============
BASIC AND DILUTED
LOSS PER SHARE
Loss before cumulative effect of
    change in accounting principle                                   $       (0.66)             $       (0.60)
Cumulative effect of change in
    accounting principle                                                         -                      (1.10)
                                                                     -------------              -------------
NET LOSS                                                             $       (0.66)             $       (1.70)
                                                                     =============              =============
Basic and diluted weighted average shares outstanding                    3,406,000                  3,362,000


            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Three Months Ended March 31,
                                                                                        2001                 2000
                                                                                        ----                 ----
OPERATING ACTIVITIES
      Net Loss                                                                      $   (2,256,000)      $   (5,726,000)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
            Depreciation                                                                   884,000              826,000
            Amortization                                                                   356,000              347,000
            Additions to valuation allowance for mortgage servicing rights                   8,000                3,000
            Gain on sale of mortgage loans, net                                           (888,000)            (484,000)
      Change in Assets and Liabilities:
            Decrease in commissions receivable                                                   -           21,786,000
            Increase in prepaid expenses and other current assets                       (2,748,000)            (360,000)
            Increase in other assets                                                      (201,000)          (4,163,000)
            Mortgage loans held for sale                                               (96,378,000)         (39,836,000)
            Proceeds from mortgage loan sales                                           80,416,000           41,133,000
            Decrease in commissions payable                                                      -          (15,293,000)
            Increase (decrease) in accounts payable and accrued expenses                   220,000           (1,140,000)
            Increase in deferred mortgage fee income                                       173,000              246,000
                                                                                    --------------       --------------
      Total adjustments                                                                (18,158,000)           3,065,000
                                                                                    --------------       --------------
      Cash used in operating activities                                                (20,414,000)          (2,661,000)

INVESTING ACTIVITIES
      Expenditures for property and equipment                                             (513,000)                   -
                                                                                    --------------       --------------
      Cash used in investing activities                                                   (513,000)                   -

FINANCING ACTIVITIES
      Net borrowings on note payable-bank                                               16,618,000             (420,000)
      Repayment of long-term debt                                                         (922,000)            (684,000)
      Decrease in advance receivable from stockholder                                            -               66,000
      Repayment of notes receivable from sale of stock                                      22,000               10,000
      Purchase of treasury stock                                                                 -              (50,000)
      Issuance of common stock                                                             112,000               18,000
      Payment of cash dividend                                                            (610,000)            (506,000)
                                                                                    --------------       --------------
      Cash provided by (used in) financing activities                                   15,220,000           (1,566,000)
                                                                                    --------------       --------------
      Net decrease in cash and cash equivalents                                         (5,707,000)          (4,227,000)
      Cash and cash equivalents at beginning of period                                  14,537,000            9,604,000
                                                                                    --------------       --------------
      Cash and cash equivalents at end of period                                    $    8,830,000       $    5,377,000
                                                                                    ==============       ==============
Supplemental disclosure of non-cash activities:
      Leases capitalized and property and equipment financed                        $      285,000       $    1,286,000
      Issuance of notes receivable from sale of stock                               $      (95,000)      $            -
      Cancellation of stock options exercised                                       $      (14,000)      $            -
Supplemental disclosure of cash flow information:
      Cash paid for interest                                                        $      741,000       $      459,000


            See notes to condensed consolidated financial statements

                           THE DEWOLFE COMPANIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - DERIVATIVE FINANCIAL INSTRUMENTS

As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) which was issued in June, 1998 and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities issued in June 1999 and June 2000, respectively (collectively referred to as Statement 133).

As a result of adoption of Statement 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and forward commitments, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value or cash flow hedge.

The Company accounted for the adoption of Statement 133 as a cumulative effect of a change in accounting principle, which resulted in an increase of $26,000, net of applicable income taxes of $21,000, to other comprehensive income.

The Company does not account for outstanding commitments to extend credit as derivatives. The Financial Accounting Standards Board's Derivatives Implementation Group is currently evaluating whether such commitments should be accounted for as derivatives. The outcome of these deliberations could result in a change in the Company's accounting in a future period.

                           THE DEWOLFE COMPANIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - COMPREHENSIVE LOSS

The following table summarizes the Company's comprehensive loss for the three months ended March 31, 2001 and 2000:

                                                                2001                     2000
                                                       -----------------         ---------------
Net Loss                                                    $(2,256,000)             $(5,726,000)

Unrealized appreciation on marketable
securities, net of applicable income
tax of $16,000                                                   22,000                        -

Cumulative effect of change in
accounting for derivative financial
instruments, net of applicable income
tax of $21,000                                                   26,000                        -

Change in fair value of derivative
financial instruments, net of applicable income
tax of $130,000                                                 166,000                        -
                                                       -----------------         ---------------
Comprehensive Loss                                          $(2,042,000)             $(5,726,000)
                                                       =================         ===============

                           THE DEWOLFE COMPANIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4 - SEGMENT REPORTING

The Company has three reportable operating segments, based upon its services: real estate, including both real estate brokerage and relocation services; mortgage banking; and insurance services. The Company evaluates its segments based on pre-tax income. Financial information for the three operating segments is provided in the following table.

For the three months ended March 31:                            2001                    2000
                                                            ------------             ------------
Revenues:
   Real Estate                                               $28,331,000              $27,419,000
   Mortgage Banking                                              972,000                  555,000
   Insurance Services                                            739,000                  592,000
                                                            ------------             ------------
Total Segment Revenues                                       $30,042,000              $28,566,000
                                                            ============             ============

Net Revenues:
    Real Estate                                              $10,293,000              $10,079,000
    Mortgage Banking                                             972,000                  555,000
    Insurance Services                                           739,000                  592,000
                                                            ------------             ------------
Total Segment Net Revenues                                   $12,004,000              $11,226,000
                                                            ============             ============
Pre-tax Income (Loss):
   Real Estate                                               $(4,383,000)             $(3,362,000)
   Mortgage Banking                                              137,000                 (361,000)
   Insurance Services                                            218,000                  132,000
                                                            ------------             ------------
Total Segment Pre-tax Income (Loss):                         $(4,028,000)             $(3,591,000)
                                                            ============             ============
Balance at March 31:
Assets
   Real Estate                                               $34,404,000              $52,217,000
   Mortgage Banking                                           44,717,000               12,781,000
   Insurance Services                                          1,748,000                2,014,000
                                                            ------------             ------------
Total Segment Assets                                         $80,869,000              $67,012,000
                                                            ============             ============

                           THE DEWOLFE COMPANIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE

The following table sets forth the computation of basic loss per share and diluted loss per share:

                                                                        Three Months Ended March 31,
                                                                       2001                       2000
                                                                    -----------               -----------
Numerator:
    Loss before Cumulative Effect of Change
        in Accounting Principle                                     $(2,256,000)              $(2,011,000)
    Cumulative Effect of Change in Accounting
        Principle                                                             -                (3,715,000)
                                                                    -----------               -----------
    Net Loss                                                        $(2,256,000)              $(5,726,000)
                                                                    ===========               ===========
Denominator:
    Basic weighted average shares                                     3,406,000                 3,362,000
    Effect of Stock Options                                                   -                         -
                                                                    -----------               -----------
    Diluted weighted average shares                                   3,406,000                 3,362,000
                                                                    ===========               ===========
Basic Loss per Share:
    Loss before Cumulative Effect of Change
         in Accounting Principle                                         $(0.66)                   $(0.60)
    Cumulative Effect of Change in Accounting
         Principle                                                            -                     (1.10)
                                                                    -----------               -----------
    Net Loss                                                             $(0.66)                   $(1.70)
                                                                    ===========               ===========

Diluted Loss per Share:
    Loss before Cumulative Effect of Change
        in Accounting Principle                                          $(0.66)                   $(0.60)
    Cumulative Effect of Change in Accounting
        Principle                                                             -                     (1.10)
                                                                    -----------               -----------
    Net Loss                                                             $(0.66)                   $(1.70)
                                                                    ===========               ===========


The effect of stock options was anti-dilutive for the periods presented.

                           THE DEWOLFE COMPANIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The first quarter of 2001 showed a net loss of $2.3 million as compared to a net loss of $5.7 million in the first quarter of 2000.

The $5.7 million loss in 2000 included a one-time, non-cash charge of $3.7 million due to the Company's adoption of the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) in 2000. The adjustment represented the one-time reversal of net real estate commissions receivable at January 1, 2000. These net revenues were subsequently recorded in revenue as collected in future periods. The first quarter net loss before the cumulative effect of the change in accounting principle in 2000 was $2.0 million as compared to a loss of $2.3 million in 2001.


RESULTS OF OPERATIONS


Real Estate Brokerage Revenues:

Real estate brokerage revenues increased 3% in the first quarter of 2001 to $28.0 million, an increase of $880,000 over the first quarter of 2000. The increase in real estate brokerage revenues is primarily attributed to continued growth in the Company's existing markets. The Company's growth in its existing markets is attributed to the current low interest rate environment, additional acquisitions and the Company's integrated homeownership service marketing strategy.

Real estate brokerage revenues include $1.9 million of revenues from relocation services in the first quarter of 2001 as compared to $1.7 million in the first quarter of 2000, an increase of 12%. The increase was primarily due to an increase in the number of corporate services clients as well as the Company's expansion into new markets for these services.

Net revenues from real estate brokerage increased 2% or $182,000 in the first quarter of 2001 to $10.0 million. Net real estate brokerage revenues as a percentage of real estate brokerage revenues decreased to 35.6% for the first quarter of 2001 as compared to 36.1% for the same period in 2000. Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and changes to the commission structures in order to attract and retain qualified sales associates.

Mortgage Revenues:

Mortgage revenues increased 75% in the first quarter of 2001 to $972,000, an increase of $417,000 compared to the first quarter of 2000. The increase is primarily due to an increase in closed loan volume, which the Company believes was caused by a lower interest rate market and expansion of the sales staff. The Company's closed loan volume totaled $119.4 million in the first quarter of 2001 compared to $75.3 million of closed loans for the first quarter of 2000.

Insurance Revenues:

Insurance revenues increased 25% in the first quarter of 2001 to $739,000, an increase of $147,000 from the first quarter of 2000. The increase was primarily due to a higher percentage of homebuyers purchasing their insurance through the Company as well as growth in the Company's group insurance business, and growth in the Company's renewal book of business.

Other Revenues

Other revenues, which primarily consist of revenues related to reimbursement of real estate expenditures and services, increased 11% in the first quarter of 2001 to $319,000, an increase of $32,000 over 2000. The increase was primarily due to growth in the Company's real estate markets.

Operating Expenses:

Operating expenses increased 9% in the first quarter of 2001 to $16.0 million, an increase of $1.4 million from the first quarter of 2000. The increase in operating expenses is primarily due to costs associated with the increase in the Company's overall business, along with implementation of new marketing strategies and investments in technologies and communications.

Interest Expense and Interest Income:

Interest expense increased by $237,000 in the first quarter of 2001 as compared to 2000. The increase is primarily due to an increase of $220,000 in interest expense related to the mortgage line of credit due to the increase in loan closings.

Interest income increased by $391,000 in the first quarter of 2001 as compared to 2000. The increase is primarily due to an increase of $232,000 in interest income related to the mortgage line of credit due to the increase in loan closings and additional interest earned on bank accounts of $159,000. The change in interest earned on bank accounts was primarily due to higher average balances kept in bank accounts.

Liquidity and Sources of Capital

Cash and cash equivalents at March 31, 2001 and December 31, 2000 were $8.8 million and $14.5 million, respectively. Cash used in operating activities for the first quarter of 2001 was $20.4 million as compared to $2.7 million for the first quarter of 2000. The changes in cash used in operating activities in the first quarter of 2001 and 2000 were primarily due to the increases and decreases in the Company's mortgage loans held for sale which were funded by the Company's mortgage warehouse line of credit with First Union National Bank. Net cash used relating to increases in mortgage loans held for sale was $16.0 million for the first quarter of 2001 as compared to cash provided of $1.3 million for the first quarter of 2000.

Expenditures for property and equipment totaled $513,000 in the first quarter of 2001. Capital spending during this period was primarily attributed to the Company's investment in improvements to acquired and existing sales offices and upgrades to systems and technology. The Company intends to continue to make expenditures for property and equipment in order to maintain the standards for a quality appearance and processing systems in all of the Company's locations.

The Company has various credit arrangements with FleetBank, N.A., including a $20.0 million acquisition line of credit, a revolving line of credit of $5.0 million, a relocation revolving line of credit of $5.0 million, and an equipment lease line of credit and chattel mortgage financing of $5.0 million.

The outstanding amount of the acquisition line of credit was $12.4 million at March 31, 2001 and December 31, 2000. There was no outstanding amount under the revolving line of credit or the relocation revolving line of credit at March 31, 2001 and December 31, 2000. The Company had outstanding balances under lease lines of credit and chattel mortgage financing of $2.9 million and $3.1 million at March 31, 2001 and December 31, 2000, respectively.

In connection with the mortgage loan activity, the Company maintains a $40.0 million mortgage warehouse line of credit with First Union National Bank that is used to finance mortgage loans that it originates. The line was temporarily increased to $50.0 million from March 2001 until June 2001 to accommodate increased loan closing volume. The credit line had outstanding balances of $39.5 million and $22.9 million at March 31, 2001 and December 31, 2000, respectively. The maturity date of the line is June 2001. The Company expects that the line will be renewed.

In May of 1998, the Company authorized an increase in the amount of the Company's stock that may be repurchased under its stock repurchase plan to a total of $1.9 million. At March 31, 2001 the Company had acquired a total of $1.4 million of stock under the plan. There were no repurchases of stock during the first quarter of 2001.

The Company considers its cash flow from operations combined with its credit arrangements with FleetBank, N.A. and First Union National Bank, to be adequate to fund continuing operations. However, the Company expects to continue to expand its existing businesses, which may include opening new real estate sales offices as well as making investments in or acquiring other real estate and or insurance businesses. As a result, the Company from time-to-time may seek additional or alternate sources of debt or equity financing which may include the issuance of shares of the Company's capital stock.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements, which are not historical fact, including, but not limited to, statements concerning expenditures for property and equipment, financing of the Company's mortgage line of credit and expansion of its business may be deemed to be forward looking statements. There are many important factors that would cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, interest rates and economic conditions generally, regulatory changes (legislative or otherwise) affecting the residential real estate and mortgage lending industries, competition, and prevailing rates for sales associate commission structures.

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

    (a)  Exhibits

                  None

    (b)  Reports on Form 8-K:

                  None






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 3, 2001                 THE DEWOLFE COMPANIES, INC.

                                   By:      /s/ James A. Marcotte
                                            -----------------------------
                                                James A. Marcotte
                                                Senior Vice President
                                                and Chief Financial Officer