Form 10-Q
period 2001-06-30
DEWOLFE COMPANIES INC
filed 2001-08-14
CIK 888138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File number 1-11278

THE DEWOLFE COMPANIES, INC.
 (Exact name of registrant as specified in its charter)

MASSACHUSETTS	04–2895334

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

80 Hayden Avenue
Lexington, MA	02421-7962

(Address of principal executive offices)	(Zip Code)

(781) 863–5858

(Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date (July 26, 2001)

Common Stock, par value $.01 per share 3,442,153 shares

THE DEWOLFE COMPANIES, INC.
INDEX

THE DEWOLFE COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

ASSETS	June 30, 2001	December 31, 2000

CURRENT ASSETS
Cash and cash equivalents	$12,001,000	$14,537,000
Mortgage loans held for sale	48,434,000	24,668,000
Prepaid expenses and other current assets	3,694,000	2,148,000

TOTAL CURRENT ASSETS	64,129,000	41,353,000

PROPERTY AND EQUIPMENT
Property and equipment	19,167,000	16,692,000
Accumulated depreciation and amortization	(10,674,000)	(8,866,000)

NET PROPERTY AND EQUIPMENT	8,493,000	7,826,000

OTHER ASSETS
Excess of cost over value in net assets acquired, net of accumulated amortization of $3,283,000 at June 30, 2001 and $2,817,000 at December 31, 2000	11,329,000	11,792,000
Other assets	6,565,000	6,041,000

TOTAL ASSETS	$90,516,000	$67,012,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Note payable, bank	$46,370,000	$22,911,000
Current portion of long-term debt	2,364,000	4,194,000
Current portion of obligations under capital leases	172,000	314,000
Accounts payable and accrued expenses	6,484,000	5,332,000
Deferred mortgage fee income	530,000	251,000
Dividend payable	---	610,000

TOTAL CURRENT LIABILITIES	55,920,000	33,612,000

Long-term debt, net of current portion	15,000,000	14,046,000
Obligations under capital leases, net of current portion	61,000	121,000
Non-compete agreements and consulting agreements payable	157,000	169,000

TOTAL LIABILITIES	71,138,000	47,948,000

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 3,000,000 shares authorized; none outstanding	---	---
Common stock, $.01 par value; 10,000,000 shares authorized; 3,705,461 shares issued at June 30, 2001 and 3,658,544 shares issued at December 31, 2000	37,000	37,000
Additional paid-in capital	8,114,000	7,832,000
Retained earnings	13,450,000	13,509,000
Accumulated other comprehensive income, net	238,000	75,000
Treasury stock (263,318 shares at June 30, 2001 and December 31, 2000), at cost	(1,520,000)	(1,520,000)
Notes receivable from sale of stock	(941,000)	(869,000)

TOTAL STOCKHOLDERS’ EQUITY	19,378,000	19,064,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,516,000	$67,012,000

See notes to condensed consolidated financial statements

THE DEWOLFE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

REVENUES:
Real estate brokerage	$53,218,000	$49,931,000	$81,230,000	$77,063,000
Mortgage revenues	2,147,000	1,255,000	3,119,000	1,810,000
Insurance revenues	430,000	376,000	1,169,000	968,000
Other revenues	344,000	339,000	663,000	626,000

TOTAL REVENUES	56,139,000	51,901,000	86,181,000	80,467,000

Commission Expense	35,015,000	32,794,000	53,053,000	50,134,000

NET REVENUES	21,124,000	19,107,000	33,128,000	30,333,000

OPERATING EXPENSES:
Compensation and benefits	7,890,000	6,956,000	15,038,000	13,775,000
Facilities	2,165,000	2,098,000	4,315,000	4,197,000
General and administrative	4,053,000	3,591,000	8,098,000	7,133,000
Marketing and promotion	2,565,000	2,005,000	4,498,000	3,495,000
Communications	810,000	792,000	1,577,000	1,486,000
Acquisition related costs	-	-	-	30,000

TOTAL OPERATING EXPENSES	17,483,000	15,442,000	33,526,000	30,116,000

OPERATING INCOME (LOSS)	3,641,000	3,665,000	(398,000)	217,000

OTHER INCOME (EXPENSES):
Interest expense	(802,000)	(560,000)	(1,477,000)	(998,000)
Gain on sale of investments	247,000	---	247,000	---
Interest income	837,000	422,000	1,523,000	717,000

INCOME (LOSS) BEFORE INCOME TAXES	3,923,000	3,527,000	(105,000)	(64,000)

Income Tax Provision (Benefit)	1,726,000	1,552,000	(46,000)	(28,000)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,197,000	1,975,000	(59,000)	(36,000)

Cumulative effect of change in accounting principle (net of tax benefit of $2,637,000)	-	-	-	(3,715,000)

NET INCOME (LOSS)	$2,197,000	$1,975,000	$(59,000)	$(3,751,000)

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of change in accounting principle	$0.64	$0.58	$(0.02)	$(0.01)
Cumulative effect of change in accounting principle	-	-	-	$(1.10)

NET INCOME (LOSS)	$0.64	$0.58	$(0.02)	$(1.11)

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of change in accounting principle	$0.60	$0.55	$(0.02)	$(0.01)
Cumulative effect of change in accounting principle	-	-	-	$(1.10)

NET INCOME (LOSS)	$0.60	$0.55	$(0.02)	$(1.11)

Basic weighted average shares outstanding	3,435,000	3,379,000	3,420,000	3,371,000
Diluted weighted average shares outstanding	3,681,000	3,614,000	3,420,000	3,371,000

See notes to condensed consolidated financial statements

THE DEWOLFE COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2001	2000

OPERATING ACTIVITIES
Net loss	$(59,000)	$(3,751,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,809,000	1,700,000
Amortization	726,000	701,000
Additions to valuation allowance for mortgage servicing rights	24,000	8,000
Gain on sale of mortgage loans, net	(2,954,000)	(1,672,000)
Gain on sale of investments	(247,000)	---
Change in assets and liabilities:
Decrease in commissions receivable	---	21,550,000
Increase in prepaid expenses and other current assets	(1,566,000)	(2,972,000)
Increase in other assets	(513,000)	(2,814,000)
Origination of mortgage loans held for sale	(251,364,000)	(119,336,000)
Proceeds from mortgage loan sales	230,324,000	109,496,000
Decrease in commissions payable	---	(14,668,000)
Decrease in advance receivable from stockholder	---	66,000
Increase (decrease) in accounts payable and accrued expenses	1,152,000	(85,000)
Increase in deferred mortgage fee income	279,000	270,000

Total adjustments	(22,330,000)	(7,756,000)

Cash used in operating activities	(22,389,000)	(11,507,000)

INVESTING ACTIVITIES
Proceeds from sale of investments	267,000	---
Expenditures for business combinations, net of cash acquired	---	(200,000)
Expenditures for property and equipment	(1,858,000)	(178,000)

Cash used in investing activities	(1,591,000)	(378,000)

FINANCING ACTIVITIES
Net borrowings on note payable, bank	23,459,000	13,629,000
Note receivable from stockholder	---	19,000
Borrowing on acquisition line of credit	---	200,000
Repayment of notes receivable from sale of stock	22,000	17,000
Repayment of long-term debt	(1,707,000)	(1,474,000)
Purchase of treasury stock	---	(50,000)
Issuance of common stock	281,000	92,000
Payment of cash dividend	(611,000)	(506,000)

Cash provided by financing activities	21,444,000	11,927,000

Net (decrease) increase in cash and cash equivalents	(2,536,000)	42,000
Cash and cash equivalents at beginning of period	14,537,000	9,604,000

Cash and cash equivalents at end of period	$12,001,000	$9,646,000

See notes to condensed consolidated financial statements

	Six Months Ended June 30,

	2001	2000

Supplemental disclosure of non-cash activities:
Leases capitalized and property and equipment financed	$617,000	$1,905,000
Issuance of notes receivable from sale of stock	$(95,000)	$-
Cancellation of stock options exercised	$(14,000)	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,556,000	$959,000
Expenditures for business combinations, net of cash acquired
Commissions receivable	$-	$(91,000)
Property and equipment, net	-	(8,000)
Excess of cost over value in net assets acquired	-	(329,000)
Non-compete and consulting agreements	-	(10,000)
Long-term debt	-	225,000
Other liabilities	-	8,000
Additional paid-in capital	-	5,000

	$-	$(200,000)

See notes to condensed consolidated financial statements

THE DEWOLFE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - DERIVATIVE FINANCIAL INSTRUMENTS

As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) which was issued in June, 1998 and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities issued in June 1999 and June 2000, respectively (collectively referred to as Statement 133).

As a result of adoption of Statement 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and forward commitments, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value or cash flow hedge.

The Company accounted for the adoption of Statement 133 as a cumulative effect of a change in accounting principle, which resulted in an increase of $26,000, net of applicable income taxes of $21,000, to other comprehensive income.

The Company does not account for outstanding commitments to extend credit as derivatives.  The Financial Accounting Standards Board’s Derivatives Implementation Group is currently evaluating whether such commitments should be accounted for as derivatives.  The outcome of these deliberations could result in a change in the Company’s accounting in a future period.

NOTE 3 - COMPREHENSIVE INCOME

The following table summarizes the Company’s comprehensive income for the three months and six months ended June 30, 2001 and 2000:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net Income (Loss)	$2,197,000	$1,975,000	$(59,000)	$(3,751,000)

Unrealized appreciation on marketable securities, net of applicable income tax of $38,000 and $56,000, respectively, and reclassification adjustments for gains included in net income of $136,000, net of applicable income tax of $111,000, for the three and six month periods ended June 30, 2001	(90,000)	-	(68,000)	-

Cumulative effect of change in accounting for derivative financial instruments, net of applicable income tax of $21,000.	-	-	26,000	-

Change in fair value of derivative financial instruments, net of applicable income tax of $31,000 and $90,000,respectively	39,000	-	205,000	-

Comprehensive Income (Loss)	$2,146,000	$1,975,000	$104,000	$(3,751,000)

NOTE 4 - NEW PRONOUNCEMENT

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangibles (Statement 142). Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed periodically for impairment. The Company is required to adopt Statement 142 on January 1, 2002 and is currently evaluating its impact on the Company’s financial statements.

NOTE 5 - SEGMENT REPORTING

The Company has three reportable operating segments, based upon its services: real estate, including both real estate brokerage and relocation services; mortgage banking; and insurance services. The Company evaluates its segments based on pre-tax income. Financial information for the three operating segments is provided in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Revenues:
Real Estate	$53,562,000	$50,270,000	$81,893,000	$77,689,000
Mortgage Banking	2,147,000	1,255,000	3,119,000	1,810,000
Insurance Services	430,000	376,000	1,169,000	968,000

Total Segment Revenues	$56,139,000	$51,901,000	$86,181,000	$80,467,000

Net Revenues:
Real Estate	$18,547,000	$17,476,000	$28,840,000	$27,555,000
Mortgage Banking	2,147,000	1,255,000	3,119,000	1,810,000
Insurance Services	430,000	376,000	1,169,000	968,000

Total Segment Net Revenues	$21,124,000	$19,107,000	$33,128,000	$30,333,000

Pre-tax Income (Loss)
Real Estate	$3,068,000	$3,373,000	$(1,315,000)	$11,000
Mortgage Banking	954,000	300,000	1,091,000	(61,000)
Insurance Services	(99,000)	(146,000)	119,000	(14,000)

Total Segment Pre-tax Income (Loss)	$3,923,000	$3,527,000	$(105,000)	$(64,000)

Balance at June 30:
Assets
Real Estate			$35,739,000	$37,981,000
Mortgage Banking			53,002,000	27,172,000
Insurance Services			1,775,000	1,859,000

Total Segment Assets			$90,516,000	$67,012,000

NOTE 6 - INDEBTEDNESS

In June 2001, the Company entered into a $40.0 million mortgage warehouse line of credit with Comerica Bank to replace the $40.0 million mortgage warehouse line of credit with First Union National Bank. The purpose of the facility is to provide financing for mortgage loans that it originates. The line of credit is due on demand and requires monthly interest payments at the Federal Funds rate plus 1.50% for balances up to $25.0 million, and interest payments at the Federal Funds rate plus 1.30% for balances exceeding  $25.0 million.  The amount of the facility was subsequently increased to $50.0 million in July 2001.

NOTE 7 - COMPUTATION OF BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Numerator:
Income (Loss) before cumulative effect of change in accounting principle	$2,197,000	$1,975,000	$(59,000)	$(36,000)
Cumulative effect of change in accounting principle	-	-	-	(3,715,000)

Numerator for basic and diluted earnings per share	$2,197,000	$1,975,000	$(59,000)	$(3,751,000)

Denominator:
Basic weighted average shares	3,435,000	3,379,000	3,420,000	3,371,000
Effect of stock options	246,000	235,000	-	-

Diluted weighted average shares	3,681,000	3,614,000	3,420,000	3,371,000

Basic Earnings (Loss) per Share:
Income (Loss) before cumulative effect of change in accounting principle	$0.64	$0.58	$(0.02)	$(0.01)
Cumulative effect of change in accounting principle	-	-	-	$(1.10)

Basic Earnings (Loss) per share	$0.64	$0.58	$(0.02)	$(1.11)

Diluted Earnings (Loss) per Share:
Income (Loss) before cumulative effect of change in accounting principle	$0.60	$0.55	$(0.02)	$(0.01)
Cumulative effect of change in accounting principle	-	-	-	$(1.10)
Diluted Earnings (Loss) per share	$0.60	$0.55	$(0.02)	$(1.11)

The effect of stock options was anti-dilutive for the six month periods ended June 30, 2001 and 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Net income in the second quarter of 2001 increased 11% to $2.2 million as compared to net income of $2.0 million in the second quarter of 2000.  The Company incurred a net loss for the first six months of 2001 of $59 thousand as compared to a net loss of $3.8 million for the first six months of 2000.

The $3.8 million loss in 2000 included a one-time, non-cash charge of $3.7 million due to the Company’s adoption of the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101) in 2000.  The adjustment represented the one-time reversal of net real estate commissions receivable at January 1, 2000.  These net revenues were subsequently recorded in revenue as collected in future periods.  The net loss before the cumulative effect of the change in accounting principle in the first six months of 2000 was $36 thousand as compared to a loss of $59 thousand in 2001.

Results of Operations

Real Estate Brokerage Revenues:

Real estate brokerage revenues increased 7% in the second quarter of 2001 to $53.2 million, an increase of $3.3 million over the second quarter of 2000. For the first six months of 2001, real estate brokerage revenues increased 5% to $81.2 million, an increase of $4.2 million as compared to the first six months of 2000. The increase in real estate brokerage revenues is primarily attributed to continued growth in the Company’s existing markets due to the current low interest rate environment, additional acquisitions, and the Company’s integrated homeownership service marketing strategy.

Real estate brokerage revenues includes $2.5 million of revenue from relocation services in the second quarter of 2001 as compared to $2.3 million in the second quarter of 2000, an increase of 10%. Real estate brokerage revenues from relocation services were $4.4 million for the first six months of 2001, as compared to $4.0 million for the first six months of 2000, an increase of 10%. The increase was primarily due to an increase in the number of corporate services clients as well as the company’s expansion into new markets for these services.

Net revenues from real estate brokerage, calculated as real estate brokerage revenue less commission expense, increased 6% or $1.1 million in the second quarter of 2001 to $18.2 million, and increased 5% or $1.2 million for the first six months of 2001 to $28.2 million.  Net real estate brokerage revenues as a percentage of real estate brokerage revenues were 34% for the second quarter and 35% for the first six months of 2001 and 2000.  Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company’s control, such as the number of co-brokered home sales and prevailing rates for sales associates commission structures.

Mortgage Revenues:

Mortgage revenues increased 71% in the second quarter of 2001 to $2.1 million, an increase of $892 thousand compared to the second quarter of 2000.  For the first six months of 2001, mortgage revenues increased 72% to $3.1 million, an increase of $1.3 million as compared to the same period in 2000. The increase is primarily due to an increase in closed loan volume which the Company believes was caused by a lower interest rate market and expansion of the sales staff.

The Company’s closed loan volume in the second quarter of 2001 and 2000 was $217.2 million and $132.6 million, respectively. For the first six months of 2001 and 2000 closed loan volume was $336.6 million and $207.9 million, respectively.

Insurance Revenues:

Insurance revenues increased 14% in the second quarter of 2001 to $430 thousand, an increase of $54 thousand from the second quarter of 2000. For the first six months of 2001, insurance revenues increased 21%, an increase of $201 thousand as compared to the first six months of 2000. The increase was primarily due to a higher percentage of real estate brokerage customers purchasing their insurance through the Company as well as growth in the Company’s group insurance business, and growth in the Company’s renewal book of business.

Other Revenues:

Other revenues, which primarily consist of revenues related to reimbursement of real estate expenditures and services, increased 6% in the first six months of 2001 to $663 thousand, an increase of $37 thousand over 2000.  The increase was primarily due to growth in the Company’s real estate markets.

Operating Expenses:

Operating expenses increased 13% in the second quarter of 2001 to $17.5 million, an increase of $2.0 million from the second quarter of 2000.  Operating expenses increased 11% for the first six months of 2001 to $33.5 million, an increase of $3.4 million, compared to the first six months of 2000. Operating expenses as a percentage of net revenues were 83% and 81% for the second quarter of 2001 and 2000, respectively. Operating expenses as a percentage of net revenues were 101% and 99% for the six months ending June 30, 2001 and 2000, respectively. The increase in operating expenses in the second quarter and first six months of 2001 are primarily due to costs associated with the increase in the Company’s overall business, along with implementation of new marketing strategies and investments in technologies and communications.

Other Income (Expense)

Interest expense increased by $242,000 in the second quarter of 2001 as compared to 2000. Interest expense for the first six months of 2001 increased $479,000 as compared to the first six months of 2000. These increases are primarily due to increases of $296,000 and $516,000 for the second quarter and first six months of 2001, respectively, in interest expense related to the mortgage line of credit due to the increase in loan closings. These increases were partially offset by decreases in interest expense related to the acquisition line of credit and other borrowings.

Interest income increased by $415,000 in the second quarter of 2001 as compared to 2000. Interest income for the first six months of 2001 increased $806,000 as compared to the first six months of 2000. These increases are primarily due to increases of $397,000 and $630,000 for the second quarter and first six months of 2001, respectively, in interest income related to the mortgage line of credit due to the increase in loan closings and additional interest earned on bank accounts of $18,000 and $176,000 for the second quarter and first six months of 2001, respectively. The change in interest earned on bank accounts was primarily due to higher average balances kept in bank accounts.

The Company realized a gain of $247 thousand during the second quarter of 2001 on the sale of securities held for investment.

Liquidity and Sources of Capital

Cash and cash equivalents at June 30, 2001 and December 31, 2000 were $12.0 million and $14.5 million respectively.  Cash used in operating activities for the first six months of 2001 was $22.4 million as compared to $11.5 million for the first six months of 2000. The changes in cash used in operating activities in the first six months of 2001 and 2000 were primarily due to the increases and decreases in the Company’s mortgage loans held for sale which were funded by the Company’s mortgage warehouse line of credit. Net cash used relating to increases in mortgage loans held for sale was $21.0 million for the first quarter of 2001 as compared to $9.8 million for the first six months of 2000.

Expenditures for property and equipment totaled $1.9 million in the first six months of 2001.  Capital spending during this period was primarily attributed to the Company’s investment in improvements to acquired and existing sales offices and upgrades to systems and technology. The Company intends to continue to make expenditures for property and equipment in order to maintain the standards for a quality appearance and processing systems in all of the Company’s locations.

The Company has various credit arrangements with Fleet Bank, N.A., including a $20.0 million acquisition line of credit and a revolving line of credit of $5.0 million, a relocation revolving line of credit of $5.0 million, and an equipment lease line of credit and chattel mortgage financing of $5.0 million.

The outstanding amount of the acquisition line of credit was $12.4 million at June 30, 2001 and December 31, 2000.  There was no outstanding amount under the revolving line of credit or the relocation revolving line of credit at June 30, 2001 and December 31, 2000. The Company had outstanding balances under lease lines of credit and chattel mortgage financing of $3.0 million and $3.1 million at June 30, 2001 and December 31, 2000 respectively.

In connection with the mortgage loan activity, the Company maintains a $50.0 million mortgage warehouse line of credit with Comerica Bank that is used to finance mortgage loans that it originates. Prior to June 2001 the line was with First Union National Bank.  The credit line had outstanding balances of $46.4 million and $22.9 million at June 30, 2001 and December 31, 2000, respectively.

In May of 1998, the Company authorized an increase in the amount of the Company’s stock that may be repurchased under its stock repurchase plan to a total of $1.9 million.  At June 30, 2001 the Company had acquired a total of $1.4 million of stock under the plan.  There were no repurchases of stock during the first six months of 2001.

The Company considers its cash flow from operations combined with its credit arrangements with Fleet Bank, N.A. and Comerica Bank adequate to fund continuing operations. However, the Company expects to continue to expand its existing businesses, which may include opening new real estate sales offices as well as making investments in or acquiring other real estate and/or insurance businesses.  As a result, the Company from time-to-time may seek additional or alternate sources of debt or equity financing which may include the issuance of shares of the Company’s capital stock.

Cautionary statement for purposes of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995

Certain statements, which are not historical fact, including, but not limited to, statements concerning expenditures for property and equipment, its credit arrangements with banks, and expansion of its business, may be deemed to be forward looking statements. There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, interest rates and economic conditions generally, regulatory changes (legislative or otherwise) affecting the residential real estate and mortgage lending industries, competition, and prevailing rates for sales associate commission structures.

PART II.		OTHER INFORMATION

Item 4.		Submissions of Matters to a vote of Security Holders

The annual meeting of the shareholders was held on May 15, 2001 in Waltham, Massachusetts. A brief description of each matter voted upon at the meeting and a tabulation of votes with respect to each such matter is attached as Exhibit (22).

Item 6.		Exhibits and Reports on Form 8-K

	(a)	Exhibits:

See Exhibit Index included in this report

	(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2001	THE DEWOLFE COMPANIES, INC.

	By:	/s/ James A. Marcotte

James A. Marcotte
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX
June 30, 2001 Form 10-Q

ITEM	DESCRIPTION

22	Published Report Regarding Matters Submitted to a Vote of Security Holders