Form 10-Q
period 2001-09-30
DEWOLFE COMPANIES INC
filed 2001-11-14
CIK 888138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date (October 31, 2001)

Common Stock, par value $.01 per share 3,430,035 shares

THE DEWOLFE COMPANIES, INC.

THE DEWOLFE COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (UNAUDITED)

ASSETS	September 30, 2001	December 31, 2000
CURRENT ASSETS
Cash and cash equivalents	$17,014,000	$14,537,000
Mortgage loans held for sale	51,919,000	24,668,000
Prepaid expenses and other current assets	4,300,000	2,148,000
TOTAL CURRENT ASSETS	73,233,000	41,353,000

PROPERTY AND EQUIPMENT
Property and equipment	20,397,000	16,692,000
Accumulated depreciation and amortization	(11,557,000)	(8,866,000)
NET PROPERTY AND EQUIPMENT	8,840,000	7,826,000

OTHER ASSETS
Excess of cost over value in net assets acquired, net of accumulated amortization of $3,516,000 at September 30, 2001 and $2,817,000 at December 31, 2000	11,423,,000	11,792,000
Other assets	5,528,000	6,041,000
TOTAL ASSETS	$99,024,000	$67,012,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Note payable, bank	$48,782,000	$22,911,000
Current portion of long-term debt	4,365,000	4,194,000
Current portion of obligations under capital leases	128,000	314,000
Accounts payable and accrued expenses	7,807,000	5,332,000
Deferred mortgage fee income	505,000	251,000
Dividend payable	---	610,000
TOTAL CURRENT LIABILITIES	61,587,000	33,612,000

Long-term debt, net of current portion	14,642,000	14,046,000
Obligations under capital leases, net of current portion	43,000	121,000
Non-compete agreements and consulting agreements payable	112,000	169,000
TOTAL LIABILITIES	76,384,000	47,948,000

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 3,000,000 shares authorized; none outstanding	---	---
Common stock, $.01 par value; 10,000,000 shares authorized; 3,719,626 shares issued at September 30, 2001 and 3,658,544 shares issued at December 31, 2000	37,000	37,000
Additional paid-in capital	8,214,000	7,832,000
Retained earnings	18,073,000	13,509,000
Accumulated other comprehensive (loss) income, net	(1,004,000)	75,000
Treasury stock (290,618 shares at September 30, 2001 and 263,318 at December 31, 2000), at cost	(1,739,000)	(1,520,000)
Notes receivable from sale of stock	(941,000)	(869,000)
TOTAL STOCKHOLDERS’ EQUITY	22,640,000	19,064,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,024,000	$67,012,000

See notes to condensed consolidated financial statements

THE DEWOLFE COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
REVENUES:
Real estate brokerage	$68,247,000	$58,611,000	$149,477,000	$135,674,000
Mortgage revenues	2,340,000	1,262,000	5,459,000	3,072,000
Insurance revenues	589,000	384,000	1,758,000	1,352,000
Other revenues	397,000	382,000	1,060,000	1,008,000
TOTAL REVENUES	71,573,000	60,639,000	157,754,000	141,106,000

Commission Expense	46,580,000	38,543,000	99,633,000	88,677,000

NET REVENUES	24,993,000	22,096,000	58,121,000	52,429,000

OPERATING EXPENSES:
Compensation and benefits	8,201,000	6,982,000	23,239,000	20,757,000
Facilities	2,189,000	2,138,000	6,504,000	6,335,000
General and administrative	3,123,000	3,972,000	11,221,000	11,105,000
Marketing and promotion	2,441,000	2,229,000	6,939,000	5,724,000
Communications	814,000	790,000	2,391,000	2,276,000
Acquisition related costs	---	13,000	---	43,000
TOTAL OPERATING EXPENSES	16,768,000	16,124,000	50,294,000	46,240,000

OPERATING INCOME	8,225,000	5,972,000	7,827,000	6,189,000

OTHER INCOME (EXPENSES):
Interest expense	(897,000)	(708,000)	(2,374,000)	(1,706,000)
Gain on sale of investments	---	---	247,000	---
Interest income	927,000	784,000	2,450,000	1,501,000
INCOME BEFORE INCOME TAXES	8,255,000	6,048,000	8,150,000	5,984,000

Income Tax Provision	3,632,000	2,661,000	3,586,000	2,633,000
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	4,623,000	3,387,000	4,564,000	3,351,000

Cumulative effect of change in accounting principle (net of tax benefit of $2,637,000)	---	---	---	(3,715,000)

NET INCOME (LOSS)	$4,623,000	$3,387,000	$4,564,000	$(364,000)

BASIC EARNINGS (LOSS) PER SHARE
Income before cumulative effect of change in accounting principle	$1.34	$1.00	$1.33	$0.99
Cumulative effect of change in accounting principle	-	-	-	$(1.10)
NET INCOME (LOSS)	$1.34	$1.00	$1.33	$(0.11)
DILUTED EARNINGS (LOSS) PER SHARE
Income before cumulative effect of change in accounting principle	$1.26	$0.93	$1.24	$0.99
Cumulative effect of change in accounting principle	-	-	-	$(1.10)
NET INCOME (LOSS)	$1.26	$0.93	$1.24	$(0.11)
Basic weighted average shares outstanding	3,442,000	3,389,000	3,427,000	3,377,000
Diluted weighted average shares outstanding	3,678,000	3,647,000	3,691,000	3,377,000

See notes to condensed consolidated financial statements

THE DEWOLFE COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2001	2000

OPERATING ACTIVITIES
Net income (loss)	$4,564,000	$(364,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,691,000	2,505,000
Amortization	1,095,000	1,051,000
Additions to valuation allowance for mortgage servicing rights	70,000	14,000
Gain on sale of mortgage loans, net	(5,190,000)	(2,338,000)
Gain on sale of investments	(247,000)	---
Change in assets and liabilities:
Decrease in commissions receivable	---	21,459,000
Increase in prepaid expenses and other current assets	(1,418,000)	(500,000)
Increase in other assets	(172,000)	(2,964,000)
Origination of mortgage loans held for sale	(427,108,000)	(329,466,000)
Proceeds from mortgage loan sales	404,412,000	321,344,000
Decrease in commissions payable	---	(15,183,000)
Decrease in advance receivable from stockholder	---	66,000
Increase in accounts payable and accrued expenses	2,454,000	1,504,000
Increase in deferred mortgage fee income	254,000	171,000
Total adjustments	(23,159,000)	(2,337,000)
Cash used in operating activities	(18,595,000)	(2,701,000)

INVESTING ACTIVITIES
Proceeds from sale of investments	267,000	---
Expenditures for business combinations, net of cash acquired	(700,000)	(200,000)
Expenditures for property and equipment	(2,198,000)	(624,000)
Cash used in investing activities	(2,631,000)	(824,000)

FINANCING ACTIVITIES
Net borrowings on note payable, bank	25,871,000	9,397,000
Borrowing on acquisition line of credit	695,000	200,000
Repayment of notes receivable from sale of stock	22,000	2,000
Repayment of long-term debt	(2,452,000)	(2,288,000)
Purchase of treasury stock	(219,000)	(50,000)
Issuance of common stock	396,000	167,000
Payment of cash dividend	(610,000)	(506,000)
Cash provided by financing activities	23,703,000	6,922,000
Net increase in cash and cash equivalents	2,477,000	3,397,000
Cash and cash equivalents at beginning of period	14,537,000	9,604,000
Cash and cash equivalents at end of period	$17,014,000	$13,001,000

Supplemental disclosure of non-cash activities:
Leases capitalized and property and equipment financed	$1,507,000	$1,905,000
Issuance of notes receivable from sale of stock	$(95,000)	$-
Cancellation of stock options exercised	$(14,000)	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,442,000	$959,000
Expenditures for business combinations, net of cash acquired
Pending contracts	$(141,000)	$(91,000)
Property and equipment, net	-	(8,000)
Excess of cost over value in net assets acquired	(329,000)	(329,000)
Other assets	(936,000)	-
Non-compete and consulting agreements	(12,000)	(10,000)
Long-term debt	697,000	225,000
Other liabilities	21,000	8,000
Additional paid-in capital	-	5,000
	$(700,000)	$(200,000)

See notes to condensed consolidated financial statements

THE DEWOLFE COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

The Company does not account for outstanding commitments to extend credit as derivatives.  The Financial Accounting Standards Board is currently evaluating whether such commitments should be accounted for as derivatives.  The outcome of these deliberations could result in a change in the Company’s accounting in a future period.

THE DEWOLFE COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 3 - COMPREHENSIVE INCOME

The following table summarizes the Company’s comprehensive income for the three months and nine months ended September 30, 2001 and 2000:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net Income (Loss)	$4,623,000	$3,387,000	$4,564,000	$(364,000)

Unrealized depreciation on marketable securities, net of applicable income tax benefit of $5,000 and $59,000 for the three and nine month periods ended September 30, 2001, respectively, and reclassification adjustments for gains included in net income of $136,000, net of applicable income tax of $111,000, for the nine month period ended September 30, 2001. Unrealized appreciation on marketable securities, net of applicable tax effect of $322,000 for the three and nine month periods ended September 30, 2000	(7,000)	395,000	(75,000)	395,000

Cumulative effect of change in accounting for derivative financial instruments, net of applicable income tax of $21,000	-	-	26,000	-

Change in fair value of derivative financial instruments, net of applicable income tax benefit of $970,000 and $809,000, respectively	(1,235,000)	-	(1,030,000)	-

Comprehensive Income (Loss)	$3,381,000	$3,782,000	$3,485,000	$31,000

NOTE 4 – NEW PRONOUNCEMENT

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangibles (Statement 142). Under Statement 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed periodically for impairment. The Company is required to adopt Statement 142 on January 1, 2002 and is currently evaluating its impact on the Company’s financial statements.  The Company has adopted Statement 142 for all current year acquisitions, and is not amortizing goodwill related to these acquisitions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Real Estate	$68,644,000	$58,993,000	$150,537,000	$136,682,000
Mortgage Banking	2,340,000	1,262,000	5,459,000	3,072,000
Insurance Services	589,000	384,000	1,758,000	1,352,000
Total Segment Revenues	$71,573,000	$60,639,000	$157,754,000	$141,106,000

Net Revenues:
Real Estate	$22,064,000	$20,450,000	$50,904,000	$48,005,000
Mortgage Banking	2,340,000	1,262,000	5,459,000	3,072,000
Insurance Services	589,000	384,000	1,758,000	1,352,000
Total Segment Net Revenues	$24,993,000	$22,096,000	$58,121,000	$52,429,000

Pre-tax Income (Loss)
Real Estate	$7,202,000	$5,726,000	$5,887,000	$5,738,000
Mortgage Banking	1,041,000	447,000	2,132,000	386,000
Insurance Services	12,000	(125,000)	131,000	(140,000)
Total Segment Pre-tax Income (Loss)	$8,255,000	$6,048,000	$8,150,000	$5,984,000
Balance at September 30:
Assets
Real Estate			$42,431,000	$35,912,000
Mortgage Banking			53,914,000	23,454,000
Insurance Services			2,679,000	1,821,000
Total Segment Assets			$99,024,000	$61,187,000

NOTE 6 - INDEBTEDNESS

In June 2001, the Company entered into a $40.0 million mortgage warehouse line of credit with Comerica Bank to replace the $40.0 million mortgage warehouse line of credit with First Union National Bank. The purpose of the facility is to provide financing for mortgage loans that it originates. The line of credit is due on demand and requires monthly interest payments at the Federal Funds rate plus 1.50% for balances up to $25.0 million, and interest payments at the Federal Funds rate plus 1.30% for balances exceeding  $25.0 million.  The amount of the facility was increased to $50.0 million in July 2001.  The facility was subsequently increased to $60.0 million temporarily through September 30, 2001.

THE DEWOLFE COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 7 – COMPUTATION OF BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Numerator:
Income before cumulative effect of change in accounting principle	$4,623,000	$3,387,000	$4,564,000	$3,351,000
Cumulative effect of change in accounting principle	-	-	-	(3,715,000)
Numerator for basic and diluted earnings per share	$4,623,000	$3,387,000	$4,564,000	$(364,000)

Denominator:
Basic weighted average shares	3,442,000	3,389,000	3,427,000	3,377,000
Effect of stock options	236,000	258,000	264,000	-
Diluted weighted average shares	3,678,000	3,647,000	3,691,000	3,377,000

Basic Earnings (Loss) per Share:
Income before cumulative effect of change in accounting principle	$1.34	$1.00	$1.33	$0.99
Cumulative effect of change in accounting principle	-	-	-	$(1.10)
Basic Earnings (Loss) per share	$1.34	$1.00	$1.33	$(0.11)

Diluted Earnings (Loss) per Share:
Income before cumulative effect of change in accounting principle	$1.26	$0.93	$1.24	$0.99
Cumulative effect of change in accounting principle	-	-	-	$(1.10)
Diluted Earnings (Loss) per share	$1.26	$0.93	$1.24	$(0.11)

    The effect of stock options was anti-dilutive for the nine month period ended September 30, 2000.

THE DEWOLFE COMPANIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Net income in the third quarter of 2001 increased 36% to $4.6 million as compared to net income of $3.4 million in the third quarter of 2000.  Net income for the first nine months of 2001 was $4.6 million as compared to a net loss of $364 thousand for the first nine months of 2000.

The $364 thousand loss in 2000 included a one-time, non-cash charge of $3.7 million due to the Company’s adoption of the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101) in 2000.  The adjustment represented the one-time reversal of net real estate commissions receivable at January 1, 2000.  These net revenues were subsequently recorded in revenue as collected in future periods.  Net income before the cumulative effect of the change in accounting principle in the first nine months of 2000 was $3.4 million as compared to $4.6 million in 2001.

Results of Operations

Real Estate Brokerage Revenues:

Real estate brokerage revenues increased 16% in the third quarter of 2001 to $68.2 million, an increase of $9.6 million over the second quarter of 2000. For the first nine months of 2001, real estate brokerage revenues increased 10% to $149.5 million, an increase of $13.8 million as compared to the first nine months of 2000. The increase in real estate brokerage revenues is primarily attributed to continued growth in the Company’s existing markets due to the current low interest rate environment, additional acquisitions, and the Company’s integrated homeownership service marketing strategy.

Real estate brokerage revenues includes $2.3 million of revenue from relocation services in the third quarter of 2001 as compared to $2.5 million in the third quarter of 2000, a decrease of 5%. Real estate brokerage revenues from relocation services were $4.6 million for the first nine months of 2001, as compared to $4.1 million for the first nine months of 2000, an increase of 12%. The increase for the first nine months of 2001 was primarily due to an increase in the number of corporate services clients as well as the company’s expansion into new markets for these services.  The decrease in the third quarter of 2001 was primarily due to a lower number of corporate service client moves.

Net revenues from real estate brokerage, calculated as real estate brokerage revenue less commission expense, increased 8% or $1.6 million in the third quarter of 2001 to $21.7 million, and increased 6% or $2.8 million for the first nine months of 2001 to $49.8 million.  Net real estate brokerage revenues as a percentage of real estate brokerage revenues were 32% and 34% for the third quarter of 2001 and 2000, respectively and were 33% and 35% for the first nine months of 2001 and 2000, respectively.  Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company’s control, such as the number of co-brokered home sales and prevailing rates for sales associates commission structures.

Mortgage Revenues:

Mortgage revenues increased 85% in the third quarter of 2001 to $2.3 million, an increase of $1.1 million compared to the third quarter of 2000.  For the first nine months of 2001, mortgage revenues increased 78% to $5.5 million, an increase of $2.4 million as compared to the same period in 2000. The increase is primarily due to an increase in closed loan volume which the Company believes was caused by a lower interest rate market and expansion of the sales staff.

THE DEWOLFE COMPANIES, INC.

The Company’s closed loan volume in the third quarter of 2001 and 2000 was $221.8 million and $121.5 million, respectively. For the first nine months of 2001 and 2000 closed loan volume was $558.4 million and $329.5 million, respectively.

Insurance Revenues:

Insurance revenues increased 53% in the third quarter of 2001 to $589 thousand, an increase of $205 thousand from the third quarter of 2000. For the first nine months of 2001, insurance revenues increased 30%, an increase of $406 thousand as compared to the first nine months of 2000. The increase was primarily due to a higher percentage of real estate brokerage customers purchasing their insurance through the Company as well as growth in the Company’s group insurance business, and growth in the Company’s renewal book of business.

Other Revenues:

Other revenues, which primarily consist of revenues related to reimbursement of real estate expenditures and services, increased 5% in the first nine months of 2001 to $1.1 million, an increase of $52 thousand over 2000.  The increase was primarily due to growth in the Company’s real estate markets.

Operating Expenses:

Operating expenses increased 4% in the third quarter of 2001 to $16.8 million, an increase of $644 thousand from the third quarter of 2000.  Operating expenses increased 9% for the first nine months of 2001 to $50.3 million, an increase of $4.1 million, compared to the first nine months of 2000. Operating expenses as a percentage of net revenues were 67% and 73% for the third quarter of 2001 and 2000, respectively. Operating expenses as a percentage of net revenues were 87% and 88% for the nine months ending September 30, 2001 and 2000, respectively. The increase in operating expenses in the third quarter and first nine months of 2001 are primarily due to costs associated with the increase in the Company’s overall business, along with implementation of new marketing strategies and investments in technologies and communications.

Other Income (Expense):

Interest expense increased by $189 thousand in the third quarter of 2001 as compared to 2000. Interest expense for the first nine months of 2001 increased $668 thousand as compared to the first nine months of 2000. These increases are primarily due to increases of $281,000 and $767,000 for the third quarter and first nine months of 2001, respectively, in interest expense related to the mortgage line of credit due to the increase in loan closings. These increases were partially offset by decreases in interest expense related to the acquisition line of credit and other borrowings.

Interest income increased by $143 thousand in the third quarter of 2001 as compared to 2000. Interest income for the first nine months of 2001 increased $949 thousand as compared to the first nine months of 2000. These increases are primarily due to increases of $369,000 and $999,000 for the third quarter and first nine months of 2001, respectively, in interest income related to the mortgage line of credit due to the increase in loan closings, as well as decreases in interest earned on bank accounts of $226,000 and $50,000 for the third quarter and first nine months of 2001, respectively. The change in interest earned on bank accounts was primarily due to a decline in interest rates.

The Company realized a gain of $247 thousand during the second quarter of 2001 on the sale of securities held for investment.

THE DEWOLFE COMPANIES, INC.

Liquidity and Sources of Capital

Cash and cash equivalents at September 30, 2001 and December 31, 2000 were $17.0 million and $14.5 million respectively.  Cash used in operating activities for the first nine months of 2001 was $18.6 million as compared to $2.7 million for the first nine months of 2000. The changes in cash used in operating activities in the first nine months of 2001 and 2000 were primarily due to the increases and decreases in the Company’s mortgage loans held for sale which were funded by the Company’s mortgage warehouse line of credit. Net cash used relating to increases in mortgage loans held for sale was $22.7 million for the first nine months of 2001 as compared to $8.1 million for the first nine months of 2000.

Expenditures for property and equipment totaled $2.2 million in the first nine months of 2001.  Capital spending during this period was primarily attributed to the Company’s investment in improvements to acquired and existing sales offices and upgrades to systems and technology. The Company intends to continue to make expenditures for property and equipment in order to maintain the standards for a quality appearance and processing systems in all of the Company’s locations.

The Company has various credit arrangements with Fleet Bank, N.A., including a $20.0 million acquisition line of credit and a revolving line of credit of $5.0 million, a relocation revolving line of credit of $5.0 million, and an equipment lease line of credit and chattel mortgage financing of $5.0 million.

The outstanding amount of the acquisition line of credit was $13.1 million at September 30, 2001 and was $12.4 million at December 31, 2000.  There was no outstanding amount under the revolving line of credit or the relocation revolving line of credit at September 30, 2001 and December 31, 2000. The Company had outstanding balances under lease lines of credit and chattel mortgage financing of $3.3 million and $3.5 million at September 30, 2001 and December 31, 2000 respectively.

In connection with the mortgage loan activity, the Company maintains a $50.0 million mortgage warehouse line of credit with Comerica Bank that is used to finance mortgage loans that it originates. Prior to June 2001 the line was with First Union National Bank.  During the quarter the Company received a temporary increase in the line to $60 million through September 30, 2001 to accommodate the increased loan volume during the quarter.  The credit line had outstanding balances of $48.8 million and $22.9 million at September 30, 2001 and December 31, 2000, respectively.

During the third quarter of 2001 the Company authorized a stock repurchase plan of 200,000 shares of Company stock.  This plan superseded the Company’s prior repurchase plan.   During the third quarter, the Company purchased 27,300 shares of stock at a cost of $219 thousand under the new repurchase plan.

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

Cautionary statement for purposes of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995

Certain statements, which are not historical fact, including, but not limited to, statements concerning future revenue, earnings, seasonality, acquisitions, new products, homeownership trends, expenditures for property and equipment, its credit arrangements with banks, and expansion of its business, may be deemed to be forward looking statements. There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, interest rates and economic conditions generally, regulatory changes (legislative or otherwise) affecting the residential real estate and mortgage lending industries, competition, and prevailing rates for sales associate commission structures.

THE DEWOLFE COMPANIES, INC.

PART II.                 OTHER INFORMATION

Item 6.                     Exhibits and Reports on Form 8-K

      (a)     Exhibits:

                                 None

      (b)     Reports on Form 8-K:

                                 None

THE DEWOLFE COMPANIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2001		THE DEWOLFE COMPANIES, INC.

	By:	/s/ James A. Marcotte
James A. Marcotte
Senior Vice President
and Chief Financial Officer