Form 10-K
period 2001-12-31
DEWOLFE COMPANIES INC
filed 2002-03-27
CIK 888138

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2001

OR

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission File No. 1-11278

THE DEWOLFE COMPANIES, INC.

(Exact name of Registrant as specified in its charter)

MASSACHUSETTS (State or other jurisdiction incorporation or organization) 80 Hayden Avenue Lexington, Massachusetts (Address of principal executive offices)	04-2895334 (IRS Employer Identification No.) 02421-7962 (Zip Code)

Registrant's telephone number, including area code (781) 863-5858

Securities registered pursuant to Section 12(b) of the Act:

Common Stock $.01 par value (Title of class)	American Stock Exchange (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K.

        The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of March 11, 2002 (based on the closing sale price as reported on AMEX on such date) was $23,073,592.

        The number of shares outstanding of the Registrant's Common Stock as of March 11, 2002 was 3,607,258.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2002, are incorporated by reference in Part III.

Factors that may affect future results

        The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. READERS SHOULD PAY PARTICULAR ATTENTION TO THE CONSIDERATIONS DESCRIBED IN THE SECTION OF THIS REPORT ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS AFFECTING FUTURE RESULTS." Readers should also carefully review risk factors that may be described in other documents the Company files from time to time with the Securities and Exchange Commission.

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

        The Company was incorporated in Massachusetts in 1984 at which time it acquired The DeWolfe Company, Inc., which had been incorporated in 1975 as the successor to a real estate brokerage business originally founded in 1949 by the family of the Company's Chairman and Chief Executive Officer, Richard B. DeWolfe. The DeWolfe Companies, Inc. is the parent corporation of five principal subsidiary corporations, which are the Company's operating entities: The DeWolfe Company, Inc. and its subsidiaries provide residential real estate sales and marketing services; DeWolfe Mortgage Services, Inc. originates and services residential real estate mortgage loans; DeWolfe Relocation Services, Inc., and its subsidiaries provide relocation services; The DeWolfe Insurance Agency, Inc. provides insurance products to the Company's customer base; and DeWolfe.com offers integrated homeownership tools and services via the internet. The Company and its subsidiaries do business under the trade name "DeWolfe". Additionally, the Company's subsidiary DeWolfe Cares, Inc. operates as a public charity primarily to provide support and assistance to those in need of housing and related services, through donations and working relationships with community-based charitable organizations and is not included in the Company's consolidated financial statements. References in this report to the business and operations of the Company include the business and operations of the Company and its consolidated subsidiaries.

Residential Real Estate Sales and Marketing

        The Company acts as a broker or agent in residential real estate transactions. In performing these services, the Company has historically represented the seller, either as the listing broker, or as a co-broker in the sale. In acting as a broker for the seller, the Company's services include assisting the seller in pricing the property and preparing it for sale, advertising the property, showing the property to prospective buyers, and assisting the seller in negotiating the terms of the sale and in closing the transaction. In exchange for these services, the seller pays to the Company a commission, which is generally a fixed percentage of the sales price. In a co-broke arrangement the listing broker typically splits its commission with the other co-broker involved in the transaction. The Company also offers buyer brokerage services. When acting as a broker for the buyer, the Company's services include assisting the buyer in locating properties that meet the buyer's personal and financial specifications, showing the buyer properties, and assisting the buyer in negotiating the terms of the purchase and closing the transaction. In exchange for these services a commission is paid to the Company which also is generally a fixed percentage of the purchase price and is usually, with the consent of the listing broker, deducted from, and payable out of, the commission payable to the listing broker. With the consent of a buyer and seller, subject to certain conditions, the Company may, in certain circumstances, act as a selling broker and as a buying broker in the same transaction. The Company's sales and marketing services are mostly provided by licensed real estate sales associates who have entered into independent contractor agreements with the Company. During the year ended December 31, 2000, the Company changed its method of revenue recognition for residential real estate brokerage commissions in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Previously, the Company had recognized revenue when the buyer and seller of a property entered into a contract of sale and a good faith deposit was made by the buyer. Under the new accounting method adopted retroactive to January 1, 2000, the Company began to recognize revenue upon the consummation of the underlying real estate sale.

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

        Since 1997, the Company has had an agreement with Reliance Relocation Services, Inc. ("RELO") to provide relocation services to the RELO network. The RELO organization comprises a network of nearly 700 independent real estate brokerage firms, which includes 27% of the nation's top 500 real estate firms. The Company is a founding member and shareholder of RELO. The Company anticipates that participation in RELO will continue to provide new relocation opportunities with firms on a national level.

        DRS generated approximately 17% of the Company's real estate sales dollar volume (aggregate sales price) in 2001 and 18% in 2000 and 1999. The alliance with RELO accounted for approximately 5% of DRS transactions for the year ended December 31, 2001 and 6% in the years ended December 31, 2000 and 1999.

Real Estate Brokerage Revenues

        The following table summarizes the Company's revenues from residential real estate transactions closed, including relocation, for the periods indicated:

	Years ended December 31,
	2001	Percent Increase	2000	Percent Increase	1999
	(Dollar amounts in thousands)
Number of Transactions	25,898	(0.1)%	25,922	(1.0)%	26,196
Aggregate Sales Price	$6,629,773	8.9%	$6,088,839	10.0%	$5,535,214
Real Estate Brokerage Revenues	$202,880	8.5%	$187,059	8.9%	$171,725
Net Real Estate Brokerage Revenues	$68,156	7.0%	$63,719	10.6%	$57,616

        Real estate brokerage revenues accounted for 95%, 96% and 96% of total revenues and net real estate brokerage revenues accounted for 85%, 90% and 89% of net revenues of the Company for the years ended December 31, 2001, 2000 and 1999, respectively.

Mortgage Banking

        The Company, through its wholly owned subsidiary, DeWolfe Mortgage Services, Inc. ("DMS"), is engaged in the residential mortgage business, which involves the origination, sale and servicing of mortgage loans for one-to-four family residences. The Company primarily originates and services loans for purchases of properties located in Massachusetts, New Hampshire, Connecticut, Rhode Island and Maine. The majority of these loans are for home sales transactions in which the Company also acts as a broker. The term "origination" refers generally to the process of providing mortgage financing for the purchase of property directly to the purchaser or for refinancing an existing mortgage. The Company primarily funds mortgage loans under a $50 million line of credit with Comerica Bank. The majority of its mortgage loans are funded by the line of credit, and the remainder of the loans are funded by investors at closing. The Company sells the loans that it funds through the line of credit to investors in the secondary mortgage market, including correspondent relationships with several financial institutions (investors or wholesale lenders). These sales are pursuant to a pre-closing commitment from the investor at a specified price, based upon a specified interest rate and type of mortgage loan. These relationships are governed by contracts which establish procedures for registering certain types of loans, including delegated underwriting and submitting complete loan packages for approval, meeting conditions established by the investors, funding the loans, delivering the closed loan package, and assigning the loan to the investor. The Company originates "conventional" mortgage loans, as well as loans that are guaranteed or insured by agencies of the federal government, secured by one-to-four family residential properties (including condominiums), that comply with the requirements for sale to either the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company also originates "jumbo" loans (conventional loans that exceed the maximum amounts qualifying for sale to FNMA or FHLMC but that otherwise generally comply with FNMA or FHLMC requirements) and other loans that do not comply with FNMA or FHLMC requirements but that do comply with requirements for sale to private investors.

        The Company is an approved seller/servicer of FNMA and FHLMC, the largest national investors in residential mortgage loans, and the Company sells some of its loans directly to these investors while retaining the rights to service these loans. Mortgage servicing includes processing loan payments, administering escrow funds, monitoring delinquencies, managing foreclosures, and answering borrowers' inquires. Servicing fees are collected by the Company out of mortgage payments and are normally equal to a fixed percentage of the declining principal balance of the loan. In addition, income is derived from earnings on escrow accounts, late fees, and interest on funds received from borrowers prior to remittance to the purchasers of the loan. The right to service these loans has been accounted for as an asset (Originated Mortgage Servicing Rights) of the Company. This servicing asset is subject to adjustments for impairment of valuation due to prepayment risk.

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

        Another risk the Company faces under this way of doing business is if an error is made in entering into a forward sale commitment, or if an investor breaches its obligation to purchase a loan at the agreed-upon price, which potentially could place the Company at risk for changes in value due to changes in interest rates. The Company manages these risks by maintaining strict policies and procedures to insure proper coverage, and by carefully evaluating the financial capabilities and business practices of its investors.

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

        The following table summarizes the Company's mortgage origination and servicing activities for the periods indicated:

	Years ended December 31,
	2001	Percent Increase (Decrease)	2000	Percent Increase (Decrease)	1999
	(Dollar amounts in thousands)
Mortgages Originated and Closed	4,137	63.2%	2,535	(13.7)%	2,939
Closed Loan Volume	$789,097	75.9%	$448,676	(0.7)%	$451,894
Mortgage Revenues	$7,727	76.1%	$4,387	(6.2)%	$4,679
Balance at December 31:
Loans Serviced for Others	$174,884	43.0%	$122,260	10.6%	$110,534
Originated Mortgage Servicing Rights, Net	$1,737	68.2%	$1,033	6.6%	$969

Insurance Services

        In 1996, the Company commenced its insurance agency business, The Company acts as an insurance agent, advising customers as to their insurance needs and the appropriate types and amounts of coverage, placing coverage on their behalf with insurers directly or through wholesale insurance brokers, and assisting them with any subsequent claims. In return for these services, the Company's customers pay premiums based upon the type and amount of coverage purchased and the insurer remits to the Company a commission for sale of the coverage. Premium and commission rates vary in amount depending upon the type of insurance coverage provided, the insurance company underwriting the coverage and other factors. Gross commission revenues from insurance were $2.4 million in 2001, $1.7 million in 2000 and $1.2 million in 1999. In August 2001, DeWolfe Insurance Agency, Inc. acquired the personal lines business of the AON Private Risk Management Insurance Agency, Inc., which included approximately 7,400 policyholders.

Marketing

        The Company's real estate sales and marketing, mortgage banking, insurance, and relocation services are marketed by a multimedia program conducted throughout Massachusetts, New Hampshire, Connecticut, Rhode Island and Maine. This program includes direct mail, newspaper, internet, catalog, radio and television advertising. In addition, the integrated nature of the Company's services is designed to produce a flow of customers from its real estate sales and marketing business to its mortgage and insurance businesses.

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

        In the Company's traditional business of residential real estate sales and marketing, the Company competes primarily with multi-office independent real estate organizations and, to some extent with franchise real estate organizations, such as Century-21, ERA, Realty World, RE/MAX, The Prudential, and Coldwell Banker. The Company believes that its major competitors in 2002 will be multi-office real estate organizations, such as GMAC Home Services and NRT. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, to some degree, price.

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

	Percentage of Revenues
	2001	2000	1999 (1)
First Quarter	14.0%	14.7%	20.8%
Second Quarter	26.2%	26.7%	31.8%
Third Quarter	33.4%	31.2%	26.0%
Fourth Quarter	26.4%	27.4%	21.4%

	100%	100%	100%

(1)
1999 revenues do not include the effect of the change in accounting principle due to SAB 101, which was adopted as of January 1, 2000.

Work Force

        At December 31, 2001 the Company's total work force numbered 3,093 people, including 577 employees (including 89 mortgage banking personnel), 2,503 real estate sales associates and 13 relocation associates. The Company believes that its relations with its personnel are satisfactory and none of its employees are represented by a union. All of its real estate sales associates are independent contractors. As independent contractors, the real estate sales associates are paid by commission solely on the basis of closed sales transactions. Mortgage consultants are paid primarily on the basis of closed mortgage loans.

Growth Strategies

  Acquisitions

        Historically until 1999, the Company's growth has been achieved primarily through acquisitions. In some acquisitions, the Company acquired the respective business under a non-competition, consulting, and cooperation agreement with the acquired firm's principal which provided for contingent cash payments to such principal in exchange for the principal's fulfillment of the terms of the agreement and based upon the net commission income derived from the acquired firm's sales offices during the term of the agreement. In other cases the purchase price was paid primarily with cash and debt or the issuance of shares of the Company's common stock.

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

        During 2001 the Company completed the acquisition of one real estate brokerage firm, Lazarus Properties LTD. In addition, during 2001 the Company acquired the personal lines business of the AON Private Risk Management Insurance Agency, Inc.

        During 2000 the Company completed the acquisition of two real estate brokerage firms, Yankee Realty Corp. and the Strong Agency, LLC.

  Diversification

        The Company has expanded by entering businesses related to homeownership such as mortgage banking and insurance sales. The Company expects to continue to investigate other revenue producing services providing a better range of products and quality of service related to homeownership.

ITEM 2. PROPERTIES

        The Company's principal executive offices are located at 80 Hayden Avenue, Lexington, Massachusetts where it leases approximately 44,000 square feet of space under leases which require rent of $1,177,000 per year ($27 per square foot) and expire at various dates through January, 2006. In addition, the Company leases office space for its 95 locations and 3 storage space locations, which consist of an average of 3,453 square feet each, under leases which require rent ranging from $8,400 per year ($13 per square foot) to $270,000 per year ($23 per square foot) and expire at various times through December, 2010. The Company owns the land and building occupied by its Westford, Massachusetts sales office. The property includes approximately 4,400 square feet of renovated sales office space. As of December 31, 2001 the property was subject to mortgages in the aggregate amount of $235,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

        Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The common stock of the Company is traded on the American Stock Exchange under the symbol "DWL". The following table sets forth, for the periods indicated, the high and low selling prices as reported by the American Stock Exchange. As of March 11, 2002, there were 4,318 record holders of the Company's Common Stock.

Calendar Period 2000	High	Low
First Quarter	$8.00	$6.38
Second Quarter	8.50	7.00
Third Quarter	8.06	7.25
Fourth Quarter	8.75	7.06
Calendar Period 2001
First Quarter	$9.13	$7.50
Second Quarter	7.82	7.40
Third Quarter	9.10	6.70
Fourth Quarter	10.95	8.10

        On November 7, 2001, the Company declared a special cash dividend of $0.20 per common share payable on January 3, 2002 to holders of record on December 4, 2001. On November 14, 2000, the Company declared a special cash dividend of $0.18 per common share payable on January 3, 2001 to holders of record on December 5, 2000. On November 9, 1999, the Company declared a special cash dividend of $0.15 per common share payable on January 4, 2000 to holders of record on December 7, 1999. Pursuant to credit agreements with Fleet Bank, N.A., the Company is restricted from paying dividends without the prior written consent of the lender, which was obtained in each case. The Company will periodically evaluate the merits of paying future cash dividends, however, at this time the Company has no plans to pay any future cash dividends.

        On February 26, 2002, the Company declared a 3 for 2 stock split in the form of a stock dividend payable to shareholders on March 28, 2002. The effect of the stock split is not reflected in the calculations of per share, shares outstanding or stock price data in this report.

ITEM 6. SELECTED FINANCIAL DATA—Five Year Financial Summary

	Fiscal Year
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Results of Operations
Total revenue	$214,499	$194,435	$178,829	$135,420	$103,144
Commission expense	134,724	123,340	114,109	83,565	64,111

Net revenue	79,775	71,095	64,720	51,855	39,033
Operating income	11,255	9,583	8,656	6,244	2,120
Income before income taxes	11,811	9,738	8,580	5,834	1,946
Income before cumulative effect of change in accounting principle	6,616	5,453	4,984	3,233	1,070
Cumulative effect of change in accounting principle	—	(3,715)	—	—	—

Net income	$6,616	$1,738	$4,984	$3,233	$1,070

Per share data:
Basic earnings per share—
Income before cumulative effect of change in accounting principle	$1.93	$1.61	$1.49	$0.99	$0.33
Cumulative effect of change in accounting principle	—	(1.10)	—	—	—

Net income	$1.93	$0.51	$1.49	$0.99	$0.33

Diluted earnings per share—
Income before cumulative effect of change in accounting principle	$1.76	$1.51	$1.41	$0.95	$0.32
Cumulative effect of change in accounting principle	—	(1.03)	—	—	—

Net income	$1.76	$0.48	$1.41	$0.95	$0.32

	December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Financial Position
Cash and cash equivalents	$18,707	$14,537	$9,604	$6,171	$2,542
Mortgage loans held for sale	65,895	24,668	9,774	24,289	12,508
Total assets	117,278	67,012	65,281	63,652	39,617
Long-term debt	14,564	14,167	15,396	8,195	4,004
Total liabilities	91,145	47,948	47,582	50,581	28,819
Stockholders' equity	26,133	19,064	17,699	13,071	10,798

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this report.

OVERVIEW OF OPERATIONS

        Income before the cumulative effect of change in accounting principle for 2001 was $6.6 million compared to $5.5 million in 2000, an increase of 21%. The increase in 2001 was primarily attributed to growth of the Company within its existing real estate markets and an increase in the Company's mortgage business.

        As more fully discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company adopted U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) on Revenue Recognition in the fourth quarter of 2000 and recorded a cumulative effect of change in accounting principle related to real estate brokerage revenues recognized in prior periods. As a result, the Company recorded a one-time, non-cash charge of $3.7 million, which represented the one-time reversal of net real estate commissions receivable that were recorded in revenue as collected in future periods. Previously, the Company had recognized revenue when the buyer and seller of a property entered into a contract of sale and a good faith deposit was made by the buyer. Under the new accounting method adopted retroactive to January 1, 2000, the Company began to recognize revenue upon the consummation of the underlying real estate sale.

        The following table summarizes selected operating ratios (shown as a percentage of net revenue) as of December 31 for each of the years indicated:

	2001	2000	1999
Operating income	14.1%	13.5%	13.4%
Income before taxes	14.8%	13.7%	13.3%
Income before the cumulative effect of change in accounting principle	8.3%	7.7%	7.7%

RESULTS OF OPERATIONS

2001 Compared with 2000

Real Estate Brokerage Revenues

        Real estate brokerage revenues increased 8% in 2001 to $202.9 million, an increase of $15.8 million over 2000. Real estate brokerage revenue per sales associate was $84 thousand in 2001 and $83 thousand in 2000. The increase in real estate brokerage revenues was primarily attributed to the growth in the Company's existing markets which the Company believes was attributable to the current low interest rate environment, additional acquisitions, and the Company's integrated homeownership services marketing strategy.

        Real estate brokerage revenues in 2001 included $8.3 million of revenues from relocation services as compared to $8.5 million in 2000, a decrease of 3%. The decrease was primarily due to a decrease in the number of corporate services client moves.

        Net revenues from real estate brokerage increased 7% in 2001 to $68.2 million, an increase of $4.4 million over 2000. Net real estate brokerage revenues as a percentage of real estate brokerage revenues were 34% in 2001 and 2000. Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company's control, such as the number of co-brokered home sales and prevailing market rates for sales associates commission structures.

Mortgage Revenues

        Mortgage revenues increased 76% in 2001 to $7.7 million, an increase of $3.3 million from 2000. The increase was primarily due to an increase in mortgage loans closed, which the Company believes was caused by a lower interest rate market and an expansion of the mortgage sales staff. During 2001, the Company's closed loan volume totaled $789.1 million compared to $448.7 million in 2000. The following table shows mortgage closings broken out between home purchase and refinance transactions (dollars in millions):

	2001	2000	$ Increase	% Increase
Purchase	$558.2	$433.8	$124.4	29%
Refinance	230.9	14.9	216.0	1,450%

	$789.1	$448.7	$340.4	76%

Insurance Revenues

        Insurance revenues increased 44% in 2001 to $2.4 million, an increase of $739 thousand over 2000. The increase was primarily due to a higher percentage of real estate brokerage customers purchasing their insurance through the Company as well as growth in the Company's group insurance business, and growth in the Company's renewal book of business.

Other Revenues

        Other revenues, which primarily consist of revenues related to reimbursement of real estate expenditures and services, increased 13% in 2001 to $1.5 million, an increase of $164 thousand over 2000. The increase was primarily due to growth in the Company's existing real estate markets.

Operating Expenses

        Operating expenses increased 11% in 2001 to $68.5 million, an increase of $7.0 million over 2000. Operating expenses as a percentage of net revenues were 86% in 2001 and 2000, respectively. The increase in operating expenses in 2001 was primarily due to costs associated with the increase in the Company's overall business, along with implementation of new marketing strategies and investments in technology and communications.

Other Income (Expense)

        Interest expense increased by $737 thousand in 2001 as compared to 2000. The increase in 2001 was primarily due to an increase of $872 thousand in interest on the mortgage warehouse line of credit and increased interest on chattel mortgages of $35 thousand, partially offset by a decrease in interest of $170 thousand primarily related to the financing of acquisitions The increase in interest on the mortgage warehouse line of credit was primarily due to higher average balances outstanding on the line.

        The Company realized a gain of $247 thousand in 2001 and $306 thousand in 2000 on the sales of securities held as investments.

        Interest income increased by $1.2 million in 2001 as compared to 2000. The increase was primarily due to additional interest earned on mortgage loans held for sale of $1.4 million, and partially offset by a decrease in interest earned on bank accounts of $218 thousand. The change in net interest earned on mortgage loans held for sale was primarily due to increased loan closing volume. The change in interest earned on bank accounts was primarily due to a decline in interest rates.

2000 Compared with 1999

Real Estate Brokerage Revenues

        Real estate brokerage revenues increased 9% in 2000 to $187.1 million, an increase of $15.3 million over 1999. Real estate brokerage revenue per sales associate was $83 thousand in 2000 and $89 thousand in 1999. The increase in real estate brokerage revenues was primarily attributed to the growth in the Company's existing markets and the positive effects of the integration of the prior years' acquisitions. The Company's growth in its existing markets was attributed to the continued strong economy combined with the Company's integrated homeownership services marketing strategy.

        Real estate brokerage revenues in 2000 included $8.5 million of revenues from relocation services as compared to $7.3 million in 1999, an increase of 16%. The increase was primarily due to an increase in the number of corporate services clients as well as the Company's expansion into new markets.

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

Operating Expenses

        Operating expenses increased 10% in 2000 to $61.5 million, an increase of $5.4 million over 1999. Operating expenses as a percentage of net revenues were 87% in 2000 and 1999. The increase in operating expenses in 2000 was primarily due to costs associated with the increase in the Company's overall business, along with implementation of new marketing strategies, investments in technology and communications, and costs associated with acquired operations.

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

        Interest income increased by $302 thousand in 2000 as compared to 1999. The increase was primarily due to additional interest earned on bank accounts of $448 thousand and partially offset by a decrease in interest earned on mortgage loans held for sale of $146 thousand. The change in net interest earned on bank accounts was primarily due to higher average balances kept in bank accounts.

LIQUIDITY AND SOURCES OF CAPITAL

        The Company's cash and cash equivalents at December 31, 2001 totaled $18.7 million compared to $14.5 million at December 31, 2000. Cash used in operating activities was $29.4 million in 2001, as compared to $5.1 million in 2000 and cash provided of $23.1 million in 1999. The changes in cash provided by or used in operations in 2001, 2000, and 1999 were primarily due to the increases and decreases in the Company's mortgage loans held for sale which were funded by the Company's mortgage warehouse line of credit and by cash generated by net earnings. Net cash used relating to an increase in mortgage loans held for sale was $34.9 million in 2001 and $11.0 million in 2000 as compared to net cash provided related to a decrease in mortgage loans held for sale of $18.6 million in 1999.

        Expenditures for property and equipment totaled $2.3 million in 2001, $935 thousand in 2000, and $2.1 million in 1999. Capital spending during this period was primarily attributed to the Company's investment in improvements to acquired and existing sales offices and upgrades to systems and technology. The Company intends to continue to make expenditures for property and equipment in order to maintain its standards for a quality appearance and processing systems in all of the Company's locations.

        The Company has various credit arrangements with Fleet Bank, N.A., including a $20 million acquisition line of credit, a revolving line of credit of $5.0 million, a $5.0 million relocation revolving line of credit and an aggregate equipment lease line of credit and chattel mortgage financing of $5.0 million. The Company's revolving line of credit and relocation revolving line of credit mature on April 30, 2002 and are expected to be renewed. The current outstanding amount under the Company's acquisition line of credit is scheduled to convert to a five year term note on April 30, 2002.

        The outstanding amount of the acquisition line of credit was $13.6 million at December 31, 2001 and $12.4 million at December 31, 2000. There was no outstanding amount under the revolving line of credit at December 31, 2001 and 2000. There was no outstanding amount under the relocation revolving line of credit at December 31, 2001 and 2000. At December 31, 2001 and 2000, the Company had outstanding balances under lease lines of credit and chattel mortgage financing of $3.9 million and $3.5 million, respectively.

        In connection with the mortgage loan activity the Company maintains a $50 million mortgage warehouse line of credit with Comerica National Bank that is used to finance mortgage loans that it originates. Prior to June 2001 the line was with First Union National Bank. The Company received a temporary increase in the line to $75 million through February 1, 2002 to accommodate the increased loan volume during the quarter. The credit line had outstanding balances of $62.2 million and $22.9 million at December 31, 2001 and 2000, respectively.

        During the third quarter of 2001 the Company authorized a stock repurchase plan of 200,000 shares of the Company's common stock. This plan superseded the Company's prior repurchase plan. During the third and fourth quarter, the Company purchased 27,800 shares of stock at a cost of $223 thousand under the new repurchase plan.

        The Company considers its cash flows from operations, combined with its credit arrangements with Fleet Bank, N.A. and Comerica Bank, to be adequate to fund continuing operations. However, the

Company expects to continue to expand its existing businesses, which may include opening new real estate sales offices as well as making investments in or acquiring other real estate and or insurance businesses. As a result, the Company from time-to-time may seek additional or alternate sources of debt or equity financing which could include the issuance of shares of the Company's capital stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

        The Company's real estate brokerage services principally involve providing a ready, willing and able buyer of a property to the seller. During the year ended December 31, 2000, the Company changed its method of revenue recognition for residential real estate brokerage commissions in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Previously, the Company had recognized revenue when the buyer and seller of a property entered into a contract of sale and a good faith deposit was made by the buyer. Under the new accounting method adopted retroactive to January 1, 2000, the Company now recognizes revenue upon the consummation of the underlying real estate sale.

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

Derivatives

        The Company has designated its derivative instruments as cash flow hedges and gains or losses on these instruments are recognized in shareholders' equity as a component of comprehensive income. The Company's derivatives include (1) forward sale commitments which are used to hedge the anticipated future sale of mortgage loans and generally are entered into for periods of under three months and (2) an interest rate swap agreement which matures on April 30, 2002 with the notional amount of $12.4 million to hedge the anticipated future cash flows related to the Company's acquisition line of credit. The Company does not account for outstanding commitments to extend credit as derivatives. The Financial Accounting Standards Board is currently evaluating whether such commitments should be accounted for as derivatives. The outcome of these deliberations could result in a change in the Company's accounting in a future period.

Goodwill and Intangible Assets

        In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangibles (Statement 142). Under Statement 142, the excess of cost over value in net assets and indefinite lived intangible assets will no longer be amortized but will be reviewed periodically for impairment. The Company is required to adopt Statement 142 on January 1, 2002. In connection with the adoption of Statement 142, approximately $919 thousand of excess cost over value in net assets will be reclassified as an amortizable insurance intangible. The Company has preliminarily concluded that no impairment writedown will be required in connection with the adoption of Statement 142. The Company has adopted Statement 142 for all current year acquisitions, and is not amortizing the excess of cost over value in net assets related to these acquisitions. The Company's non-compete and consulting agreements and insurance intangible will continue to be accounted for as assets subject to amortization.

        Costs related to non-compete and consulting agreements entered into as part of the Company's acquisition of real estate agencies are being amortized over the period of the respective agreements which range from three to five years. The Company has recorded $901 thousand as an insurance intangible asset representing the value of insurance policies acquired. The insurance intangible is being amortized over a 15 year period.

Non-Employee Stock Options

        The Company accounts for stock options granted to non-employees in accordance with Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). Under Statement 123, the Company expenses options granted to non-employees over the vesting term of the options using the fair value of the options as of the financial statement date.

FACTORS AFFECTING FUTURE RESULTS

Cautionary statement for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995

        Certain statements, which are not historical fact, including but not limited to, statements concerning future acquisitions, financing of such acquisitions, new products, financing of the Company's mortgage line of credit, expenditures for property and equipment, future alternative revenue sources and relocation opportunities, dividends, cash flows, and revenues, both generally and with respect to particular fiscal quarters, and market share, may be deemed to be forward looking statements. There are many important factors that would cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, interest rates and economic conditions generally, regulatory changes (legislative or otherwise) affecting the residential real estate and mortgage lending industries, competition, and prevailing rates for sales associate commission structures.

Inflation

        The Company believes that its revenues per transaction are primarily affected by the increase or decrease in home sale prices. However, the Company's expenses are affected by general price changes, which may not necessarily parallel the changes in home sale prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Interest rate risk is the most significant market risk affecting the Company. Interest rate risk is the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest-rate sensitive assets, liabilities and commitments. As part of the Company's interest rate risk management programs, the Company purchases financial instruments and enters into agreements with off-balance sheet risk in the normal course of business to manage its exposure to interest rate risk. The

Company uses financial instruments for the purpose of managing interest rate risks to protect the value of its mortgage loans held for sale and mortgage commitment pipeline. Interest rate swap agreements are also used to convert floating rates to fixed rates. The Company has no market risk sensitive instruments held for trading purposes.

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

	December 31, Expected Maturity Date
	2002	2003	2004	2005	2006	Thereafter	Total	Value
Rate sensitive assets:
Cash and cash equivalents	$18,707,000						$18,707,000	$18,707,000
Mortgage loans held for sale	65,895,000						65,895,000	66,729,000
Average interest rate	6.70%
Originated mortgage servicing rights	275,000	275,000	275,000	238,000	217,000	457,000	1,737,000	1,896,000
Average interest rate (underlying portfolio)	6.85%	6.85%	6.85%	6.85%	6.85%	6.85%
Rate sensitive liabilities:
Long term debt—fixed rate	2,976,000	1,977,000	844,000	95,000	47,000	35,000	5,974,000	6,353,000
Average interest rate	7.51%	7.09%	7.56%	8.00%	8.00%	8.00%
Long-term debt—variable rate	2,041,000	2,721,000	2,721,000	2,721,000	2,721,000	682,000	13,607,000	13,762,000
Average interest rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Notes payable, bank	62,179,000						62,179,000	62,179,000
Average interest rate	3.67%
Rate sensitive derivative financial instruments:
Pay fixed/receive variable interest rate swap	12,447,000						12,447,000	(117,000)
Average pay rate	3.33%
Average receive rate	5.97%
Commitments to extend credit:
Rate locked	61,194,000						61,194,000	(115,000)
Average interest rate	6.67%
Floating rate	69,106,000						69,106,000	—
Forward sale commitments	126,575,000						126,575,000	1,985,000
Average interest rate	6.67%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and schedule listed in Item 14 hereof and the report of independent auditors included in this report on Pages F-1 through F-27 are incorporated herein by reference.

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The section under the heading "Business Experience of Nominees and Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2002 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

        The section under the heading "Executive Compensation and Other Information" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2002 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The section under the heading "Principal Stockholders and Stockholdings of Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2002 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The section under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2002 is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements:
Page
Consolidated Balance Sheets—December 31, 2001 and 2000	F-2
Consolidated Statements of Income—Years ended December 31, 2001, 2000 and 1999	F-4
Consolidated Statements of Stockholders' Equity—Years ended December 31, 2001, 2000 and 1999	F-5
Consolidated Statements of Cash Flows—Years ended December 31, 2001, 2000 and 1999	F-6
Notes to Consolidated Financial Statements	F-8
2. Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts	F-27

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    3. Exhibits (See the Index to Exhibits included elsewhere in this Report).

(b) Reports on Form 8-K:

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DEWOLFE COMPANIES, INC.
By:	/s/ RICHARD B. DEWOLFE Richard B. DeWolfe, Chairman and Chief Executive Officer

        Date: March 18, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RICHARD B. DEWOLFE Richard B. DeWolfe Chairman, Board of Directors, Chief Executive Officer and a Director (Principal Executive Officer) Date: March 18, 2002
/s/ JAMES A. MARCOTTE James A. Marcotte Chief Financial Officer (Principal Financial Officer) Date: March 18, 2002
/s/ PAUL R. DEL ROSSI Paul R. Del Rossi Director Date: March 18, 2002
/s/ A. CLINTON ALLEN A. Clinton Allen, III Director Date: March 18, 2002
/s/ R. ROBERT POPEO R. Robert Popeo Director Date: March 18, 2002
/s/ ROBERT N. SIBCY R. Robert N. Sibcy Director Date: March 18, 2002

Report of Independent Auditors

The Board of Directors and Stockholders
The DeWolfe Companies, Inc.

        We have audited the accompanying consolidated balance sheets of The DeWolfe Companies, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The DeWolfe Companies, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments, and in 2000 changed its method of revenue recognition for residential real estate brokerage commissions.

                      /s/ ERNST & YOUNG LLP

Boston, Massachusetts
January 25, 2002

THE DEWOLFE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2001	2000
CURRENT ASSETS:
Cash and cash equivalents	$18,707,000	$14,537,000
Mortgage loans held for sale	65,895,000	24,668,000
Prepaid expenses and other current assets	3,295,000	2,148,000

TOTAL CURRENT ASSETS	87,897,000	41,353,000

PROPERTY AND EQUIPMENT:
Land	80,000	80,000
Building and improvements	779,000	779,000
Furniture and equipment	15,458,000	11,713,000
Leasehold improvements	5,386,000	4,120,000

	21,703,000	16,692,000
Accumulated depreciation and amortization	(12,463,000)	(8,866,000)

NET PROPERTY AND EQUIPMENT	9,240,000	7,826,000
OTHER ASSETS:
Note receivable from affiliate	28,000	28,000
Excess of cost over value in net assets acquired, net of accumulated amortization of $3,750,000 at December 31, 2001 and $2,817,000 at December 31, 2000	11,192,000	11,792,000
Non-compete and consulting agreements, net of accumulated amortization of $1,287,000 at December 31, 2001 and $969,000 at December 31, 2000	655,000	961,000
Insurance intangible, net of accumulated amortization of $15,000 at December 31, 2001	886,000	—
Originated mortgage servicing rights, net	1,737,000	1,033,000
Net deferred tax assets	2,477,000	2,660,000
Security deposits and other assets	3,166,000	1,359,000

TOTAL OTHER ASSETS	20,141,000	17,833,000

TOTAL ASSETS	$117,278,000	$67,012,000

See notes to consolidated financial statements.

THE DEWOLFE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2001	2000
CURRENT LIABILITIES:
Note payable—bank	$62,179,000	$22,911,000
Accounts payable	762,000	37,000
Dividend payable	686,000	610,000
Accrued expenses	7,283,000	5,295,000
Deferred mortgage fee income	545,000	251,000
Current portion of long-term debt	4,920,000	4,194,000
Current portion of obligations under capital leases	97,000	314,000

TOTAL CURRENT LIABILITIES	76,472,000	33,612,000
Long-term debt, net of current portion	14,536,000	14,046,000
Obligations under capital leases, net of current portion	28,000	121,000
Non-compete agreements and consulting agreements payable	109,000	169,000

TOTAL LIABILITIES	91,145,000	47,948,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; 3,000,000 authorized;
None outstanding	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 3,723,876 shares issued at December 31, 2001 and 3,658,544 shares issued at December 31, 2000	37,000	37,000
Additional paid-in capital	8,335,000	7,832,000
Treasury stock (291,118 shares at December 31, 2001 and 263,318 shares at December 31, 2000), at cost	(1,743,000)	(1,520,000)
Notes receivable from sale of stock	(941,000)	(869,000)
Accumulated other comprehensive income	1,006,000	75,000
Retained earnings	19,439,000	13,509,000

TOTAL STOCKHOLDERS' EQUITY	26,133,000	19,064,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$117,278,000	$67,012,000

See notes to consolidated financial statements.

THE DEWOLFE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2001	2000	1999
REVENUES:
Real estate brokerage	$202,880,000	$187,059,000	$171,725,000
Mortgage	7,727,000	4,387,000	4,679,000
Insurance	2,418,000	1,679,000	1,193,000
Other	1,474,000	1,310,000	1,232,000

TOTAL REVENUES	214,499,000	194,435,000	178,829,000
Commission expense	134,724,000	123,340,000	114,109,000

NET REVENUES	79,775,000	71,095,000	64,720,000
OPERATING EXPENSES:
Compensation and benefits	31,190,000	27,509,000	24,170,000
Facilities	8,698,000	8,557,000	7,738,000
General and administrative	15,667,000	14,765,000	14,551,000
Marketing and promotion	9,472,000	7,648,000	7,158,000
Communications	3,199,000	3,024,000	2,447,000
Nonemployee stock options	294,000	9,000	—

TOTAL OPERATING EXPENSES:	68,520,000	61,512,000	56,064,000

OPERATING INCOME	11,255,000	9,583,000	8,656,000
OTHER INCOME (EXPENSES):
Interest expense	(3,121,000)	(2,384,000)	(2,007,000)
Gain on sale of investments	247,000	306,000	—
Interest income	3,430,000	2,233,000	1,931,000

INCOME BEFORE INCOME TAXES	11,811,000	9,738,000	8,580,000
Income taxes	5,195,000	4,285,000	3,596,000

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	6,616,000	5,453,000	4,984,000
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX BENEFIT OF $2,637,000)	—	(3,715,000)	—

NET INCOME	$6,616,000	$1,738,000	$4,984,000

BASIC EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle	$1.93	$1.61	$1.49
Cumulative effect of change in accounting principle	—	(1.10)	—

NET INCOME	$1.93	$0.51	$1.49

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle	$1.76	$1.51	$1.41
Cumulative effect of change in accounting principle	—	(1.03)	—

NET INCOME	$1.76	$0.48	$1.41

Basic weighted average shares outstanding	3,428,000	3,381,000	3,350,000
Diluted weighted average shares outstanding	3,755,000	3,623,000	3,538,000

See notes to consolidated financial statements.

THE DEWOLFE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	Common Stock	Additional Paid-in Capital	Treasury Stock at Cost	Notes Receivable from Sale of Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCE AT DECEMBER 31, 1998	$35,000	$6,842,000	$(1,439,000)	$(270,000)	$7,903,000	$—	$13,071,000

Issuance of Common Stock	1,000	710,000	—	—	—	—	711,000
Purchase of Treasury Shares	—	—	(31,000)	—	—	—	(31,000)
Notes Receivable from Sale of Stock, net	—	—	—	(601,000)	—	—	(601,000)
Cash Dividends Declared on Common Stock ($0.15 per share)	—	—	—	—	(506,000)	—	(506,000)
Effect of Issuance of Stock Options	—	71,000	—	—	—	—	71,000
Net Income	—	—	—	—	4,984,000	—	4,984,000

BALANCE AT DECEMBER 31, 1999	36,000	7,623,000	(1,470,000)	(871,000)	12,381,000	—	17,699,000

Issuance of Common Stock	1,000	177,000	—	—	—	—	178,000
Purchase of Treasury Shares	—	—	(50,000)	—	—	—	(50,000)
Notes Receivable from Sale of Stock, net	—	—	—	2,000	—	—	2,000
Cash Dividends Declared on Common Stock ($0.18 per share)	—	—	—	—	(610,000)	—	(610,000)
Effect of Exercise of Stock Options	—	32,000	—	—	—	—	32,000
Comprehensive Income:
Unrealized Appreciation on Marketable Securities (net of tax of $50,000)	—	—	—	—	—	75,000	75,000
Net Income	—	—	—	—	1,738,000	—	1,738,000

Comprehensive Income	—	—	—	—	—	—	1,813,000

BALANCE AT DECEMBER 31, 2000	37,000	7,832,000	(1,520,000)	(869,000)	13,509,000	75,000	19,064,000

Issuance of Common Stock	—	342,000	—	—	—	—	342,000
Purchase of Treasury Shares	—	—	(223,000)	—	—	—	(223,000)
Notes Receivable from Sale of Stock, net	—	—	—	(72,000)	—	—	(72,000)
Cash Dividends Declared on Common Stock ($0.20 per share)	—	—	—	—	(686,000)	—	(686,000)
Effect of Issuance of Stock Options	—	161,000	—	—	—	—	161,000
Comprehensive Income:
Cumulative Effect of Change in Accounting for Derivative Financial Instruments (net of tax of $20,000)	—	—	—	—	—	26,000	26,000
Reclassification Adjustment for Realized Gains On Marketable Securities of $247,000 (net of tax of $109,000)	—	—	—	—	—	(138,000)	(138,000)
Unrealized Gains on Marketable Securities of $127,000 (net of tax of $56,000)	—	—	—	—	—	71,000	71,000
Unrealized Appreciation on Derivative Financial Instruments (net of tax of $764,000)	—	—	—	—	—	972,000	972,000
Net Income	—	—	—	—	6,616,000	—	6,616,000

Comprehensive Income	—	—	—	—	—	—	7,547,000

BALANCE AT DECEMBER 31, 2001	$37,000	$8,335,000	$(1,743,000)	$(941,000)	$19,439,000	$1,006,000	$26,133,000

See notes to consolidated financial statements.

THE DEWOLFE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	1000	1999
OPERATING ACTIVITIES:
Net Income	$6,616,000	$1,738,000	$4,984,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income tax	183,000	(2,298,000)	(120,000)
Depreciation	3,597,000	3,276,000	3,097,000
Amortization—noncompete and insurance intangible	562,000	589,000	634,000
Amortization—goodwill	933,000	880,000	730,000
Additions to valuation allowance for mortgage servicing rights	102,000	23,000	38,000
Gain on sale of mortgage loans, net	(7,341,000)	(4,096,000)	(4,429,000)
Gain on sale of investments	(247,000)	(306,000)	—
Change in assets and liabilities:
Decrease (increase) in commissions receivable	—	21,688,000	(945,000)
Increase in prepaid expenses and other current assets	(1,026,000)	(440,000)	(745,000)
Increase in security deposits and other assets	(47,000)	(659,000)	(135,000)
Mortgage loans held for sale	(628,455,000)	(448,676,000)	(352,661,000)
Proceeds from mortgage loans sales	593,552,000	437,643,000	371,212,000
(Decrease) increase in commissions payable	—	(15,183,000)	1,421,000
Increase in accounts payable and accrued expenses	1,909,000	644,000	56,000
Increase (decrease) in deferred mortgage fee income	294,000	118,000	(83,000)

Total adjustments	(35,984,000)	(6,797,000)	18,070,000

Cash (used in) provided by operating activities	(29,368,000)	(5,059,000)	23,054,000
INVESTING ACTIVITIES:
Proceeds from sale of investments	267,000	326,000	—
Expenditures for business combinations, net of cash acquired	(700,000)	(900,000)	(6,356,000)
Expenditures for property and equipment	(2,286,000)	(935,000)	(2,077,000)

Cash used in investing activities	(2,719,000)	(1,509,000)	(8,433,000)
FINANCING ACTIVITIES:
Net borrowings (repayments) on notes payable-bank	39,268,000	13,884,000	(14,798,000)
Borrowing on acquisition line of credit	695,000	900,000	6,472,000
Repayment of notes receivable from stockholders	—	66,000	—
Repayment (issuance) of notes receivable from sale of stock	23,000	2,000	(601,000)
Repayment of long-term debt	(3,238,000)	(3,005,000)	(2,552,000)
Payment of cash dividends	(610,000)	(506,000)	(389,000)
Issuance of common stock	342,000	210,000	711,000
Purchase of treasury stock	(223,000)	(50,000)	(31,000)

Cash provided by (used in) financing activities	36,257,000	11,501,000	(11,188,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,170,000	4,933,000	3,433,000
Cash and cash equivalents at beginning of year	14,537,000	9,604,000	6,171,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,707,000	$14,537,000	$9,604,000

See notes to consolidated financial statements.

	Years Ended December 31,
	2001	2000	1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Leases capitalized and property and equipment financed	$2,725,000	$2,514,000	$1,597,000
Cash paid for interest	3,176,000	2,199,000	2,075,000
Expenditures for business combinations, net of cash acquired:
Commissions receivable	(141,000)	(132,000)	(3,524,000)
Property and equipment, net	—	(13,000)	(277,000)
Excess of cost over value in net assets acquired	(329,000)	(1,113,000)	(5,721,000)
Insurance intangible	(901,000)	—	—
Non-compete and consulting agreements	(12,000)	(30,000)	(1,363,000)
Other assets	—	—	(495,000)
Commissions payable	—	—	2,119,000
Long-term debt	662,000	375,000	1,930,000
Accounts payable and accrued expenses	21,000	8,000	904,000
Additional paid-in capital	—	5,000	71,000

	$(700,000)	$(900,000)	$(6,356,000)

See notes to consolidated financial statements.

THE DEWOLFE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Business Operations and Significant Accounting Policies

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

Revenue Recognition

        The Company's real estate brokerage services principally involve providing a ready, willing and able buyer of a property to the seller. During the year ended December 31, 2000, the Company changed its method of revenue recognition for residential real estate brokerage commissions in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Previously, the Company had recognized revenue when the buyer and seller of a property entered into a contract of sale and a good faith deposit was made by the buyer. Under the new accounting method adopted retroactive to January 1, 2000, the Company now recognizes revenue upon the consumation of the underlying real estate sale. The cumulative effect of the accounting change resulted in a charge to income of $3.7 million (net of an income tax benefit of $2.6 million), which is included in income for the year ended December 31, 2000. The effect of the change on the year-ended 2000 was to decrease income before cumulative effect of the accounting change by $64,000 ($0.02 and $0.01 per basic and diluted shares, respectively).

        The following table shows the amounts reported and pro forma amounts that would have been reported if SAB 101 had been applied retroactively:

	Year Ended December 31, 1999
	(Dollar amounts in thousands)
	Pro Forma	As Reported
Net Income	$4,266	$4,984
Basic Earnings Per Share	$1.27	$1.49
Diluted Earnings Per Share	$1.21	$1.41

        The cumulative effect adjustment as of January 1, 2000 included the reversal of net real estate brokerage commission revenues of approximately $6.4 million. Substantially all of the revenues were subsequently recognized in 2000, principally in the first quarter.

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

Mortgage Loans Held for Sale

        Mortgage loans held for sale are carried at the lower of cost or market determined on a net aggregate basis. Forward sale commitments are used to protect the value of mortgage loans held for sale and loan applications with interest rate commitments from increases in interest rates.

Fair Value Disclosures

        Financial Accounting Standards Board Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Property and Equipment

        Property and equipment is stated at cost, except for equipment under capital leases, which is recorded at the net present value of the minimum lease payments at inception of the lease.

        Depreciation and amortization is provided using the straight-line method over the estimated useful asset lives for owned assets (three to thirty years), the related lease term for equipment under capital leases (three to five years), and the shorter of the lease term or estimated useful life of the asset for leasehold improvements.

Accounting for Computer Software Costs

        In accordance with Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes qualified software costs and amortizes these costs over three to five years.

Derivative Financial Instruments

        As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) which was issued in June, 1998 and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and 138, Accounting for Derivative Instruments and Certain Hedging Activities, issued in June 1999 and June 2000, respectively (collectively referred to as Statement 133).

        As a result of adoption of Statement 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and forward sale commitments, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Under Statement 133, changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value or cash flow hedge.

        The Company accounted for the adoption of Statement 133 as a cumulative effect of a change in accounting principle, which resulted in an increase of $26,000, net of applicable income taxes of $20,000, to other comprehensive income.

        The Company has designated its derivative instruments as cash flow hedges and gains or losses on these instruments are recognized in shareholders' equity as a component of comprehensive income.

        The Company's derivatives include (1) forward sale commitments which are used to hedge the anticipated future sale of mortgage loans and generally are entered into for periods of under three months and (2) an interest rate swap agreement which matures on April 30, 2002 with the notional amount of $12.4 million to hedge the anticipated future cash flows related to the Company's acquisition line of credit.

        The Company does not account for outstanding commitments to extend credit as derivatives. The Financial Accounting Standards Board is currently evaluating whether such commitments should be accounted for as derivatives. The outcome of these deliberations could result in a change in the Company's accounting in a future period.

Goodwill and Other Intangible Assets

        The excess of cost over value in net assets of companies acquired is currently being amortized using the straight-line method over fifteen to twenty-year periods and is reviewed on an ongoing basis by the Company's management based on several factors, including the Company's projection of undiscounted operating cash flows from such acquisitions. If an impairment of the carrying value were identified by this review, the Company would adjust the carrying value of the excess of cost over value in net assets acquired to its estimated fair value.

        Costs related to non-compete and consulting agreements entered into as part of the Company's acquisition of real estate agencies are being amortized over the period of the respective agreements which range from three to five years. The Company has recorded $901 thousand as an insurance intangible asset representing the value of insurance policies acquired. The insurance intangible is being amortized over a 15 year period.

        In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangibles (Statement 142). Under Statement 142, the excess of cost over value in net assets and indefinite lived intangible assets will no longer be amortized but will be reviewed periodically for impairment. The Company is required to adopt Statement 142 on January 1, 2002. In connection with the adoption of Statement 142, approximately $919 thousand of the excess cost over value of net assets will be reclassified as an amortizable insurance intangible. The Company has preliminarily concluded that no impairment writedown will be required in connection with the adoption of Statement 142. The Company has adopted Statement 142 for all current year acquisitions, and is not amortizing the excess of cost over value in net assets related to these acquisitions. The Company's non-compete and consulting agreements and insurance intangible will continue to be accounted for as assets subject to amortization.

Stock Options

Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123). Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant (as is the case with the Company's options), no compensation expense is required.

Non-Employee Stock Options

        The Company accounts for stock options granted to non-employees in accordance with Statement 123. Under Statement 123, the Company expenses options granted to non-employees over the vesting term of the options using the fair value of the options as of the financial statement date.

Advertising

        Advertising costs are expensed as incurred and are classified as marketing and promotion on the accompanying Consolidated Statements of Income.

Income Taxes

        Income taxes have been provided using the liability method in accordance with the requirements of Financial Accounting Standards Board Statement No. 109, Accounting For Income Taxes.

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

Note 2—Acquisitions

        The Company has expanded its operations through the acquisition of 13 independent real estate agencies in the three year period ended December 31, 2001 (1 in 2001, 2 in 2000 and 10 in 1999). Additionally, in August 2001, The DeWolfe Insurance Agency, Inc. acquired the personal lines business of the AON Private Risk Management Insurance Agency, Inc., which included approximately 7,400 policyholders.

        The total purchase price of acquisitions in 2001 was $1.4 million. The agreements also require additional payments to be made not to exceed $150,000 if specific operating goals are achieved by the acquired entities. The total purchase price of the acquisitions in 2000 was $900,000. The agreements also require additional payments to be made not to exceed $700,000 if specific operating goals are achieved by the acquired entities. The total purchase price of the acquisitions in 1999 was $8.7 million and additional payments not to exceed $2.3 million if specific operating goals are achieved by the acquired entities. The acquisitions were funded by borrowings from the Company's acquisition line of credit and by loans from the principals of the acquired companies. The Company recorded the present value of minimum estimated payments to be made pursuant to non-competition, consulting and cooperation agreements related to acquisitions of $12,000 in 2001, $30,000 in 2000, and $1.4 million in 1999. Additionally, as a result of the Company's acquisitions, the Company recorded the excess of cost over value in net assets acquired of $329,000 in 2001, and $1.1 million and $5.7 million during 2000, and 1999, respectively. Acquisition related costs of $20,000, $56,000 and $660,000 were incurred in 2001, 2000 and 1999, respectively.

        In connection with the acquisition of the assets of various real estate agencies, the Company entered into non-competition, consulting and cooperation agreements that expire at various dates through August 2004. Future payments, as called for in the agreements, are contingent upon the fulfillment of the terms of these agreements by the sellers and provide for certain percentage payments of the net commission income of various sales office locations. During 2001, 2000 and 1999, payments of $318,000, $375,000, and $744,000, respectively, were expensed. The annual minimum commitment for these payments, assuming the contracted commitments are fulfilled, will be approximately $44,000 in 2002, and $40,000 in 2003, and $40,000 in 2004.

        The following table shows the Company's unaudited consolidated results of operations for the year ended December 31, 1999 on a pro forma basis assuming the 1999 acquisitions had occurred as of January 1, 1999. The effect of the 2001 and 2000 acquisitions on pro forma results of operations was not material.

Year Ended December 31, 1999
(in thousands except per share amounts)
Revenues	$188,977
Net Income	$5,337
Basic Earnings Per Share	$1.59
Diluted Earnings Per Share	$1.51

Note 3—Related Party Transactions

        The Company has various advances and notes receivables with related parties as described below:

	December 31,
	2001	2000
Notes receivable from the Company's principal stockholder and spouse, with interest at prime plus 0.25%. At December 31, 2001 the rate in effect was 5.00%. The proceeds were used to purchase the Company's stock. The notes are secured by a pledge of certain shares of common stock of the Company. Principal and interest are due at various dates through April 2002. The notes receivable are carried as a reduction of stockholders' equity.	$642,000	$642,000
Notes receivable from an executive officer of the Company, with interest at prime plus 0.25%. At December 31, 2001 the rate in effect was 5.00%. The proceeds were used to purchase the Company's stock. The notes are secured by a pledge of certain shares of common stock of the Company. Principal and interest are due at various dates through April 2002. The note receivable is carried as a reduction of stockholders' equity.	299,000	204,000
Note receivable from an executive officer of the Company, with interest at prime plus 0.25%. At December 31, 2001 the rate in effect was 5.00%. The proceeds were used to purchase the Company's stock. The note was secured by a pledge of certain shares of common stock of the Company, and was due in February 2002, but was repaid before maturity. The note receivable was carried as a reduction of stockholders' equity.	—	23,000

Total notes receivable from sale of stock	941,000	869,000

Note receivable from an entity controlled by the Company's principal stockholder. The note is collateralized by a mortgage lien on the commercial property that was leased to the Company until January, 1999. The Company provided rent payments for this property of $3,000 in 1999.	28,000	28,000

Total advances and notes receivable	$969,000	$897,000

Note 4—Indebtedness

        In June 2001, the Company entered into a $40.0 million mortgage warehouse line of credit with Comerica Bank to replace the $40.0 million mortgage warehouse line of credit with First Union National Bank. The purpose of the facility is to provide financing for mortgage loans that it originates. The line of credit is due on demand and requires monthly interest payments at the Federal Funds rate plus 1.50% for balances up to $25.0 million, and interest payments at the Federal Funds rate plus 1.30% for balances exceeding $25.0 million. The amount of the facility was increased to $50.0 million in July 2001. During the fourth quarter of 2001, the amount of the facility was temporarily increased to $75 million through February 1, 2002. At December 31, 2001, the Federal Funds rate in effect was 2.25%. The balances due at December 31, 2001 and 2000 were $62.2 million and $22.9 million, respectively.

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

        The following table describes the detail of the indebtedness:

	December 31,
	2001	2000
Note payable (acquisition facility note) maturing on April 30, 2006. The note requires interest only payments at the Fleet Bank, N.A. prime rate (4.75% at December 31, 2001) for $12,447,000 of the note and 4.72% on the remainder of the note until April 30, 2002 (see "interest rate swap" information below). On April 30, 2002, at the Company's option, the interest rate will be either the Fleet Bank prime rate plus 1.0% or a fixed rate of interest specified by Fleet Bank, N.A. The principal balance of the note on April 30, 2002 will be due in sixty installments as follows: 59 equal principal installments each equal in amount to the principal balance on April 30, 2002 divided by sixty and one final principal installment in an amount equal to the then unpaid principal amount of all acquisition facility loans. This note is secured by all personal and real property of the Company, except for the assets of DeWolfe Mortgage Services, Inc.	$13,607,000	$12,447,000
Note payable (revolving line of credit) maturing on April 30, 2002. The note requires monthly interest only payments, based on the Company's option, of either the Fleet Bank, N.A. prime rate or the LIBOR rate plus 1.25%. This note is secured by all personal and real property of the Company, except for the assets of DeWolfe Mortgage Services, Inc.	—	—

Note payable (relocation revolving line of credit ) maturing on April 30, 2002. The note requires monthly interest only payments, based on the Company's option of either the Fleet Bank, N.A. prime rate or the LIBOR rate plus 1.25%. This note is secured by all personal and real property of the company, except for the assets of DeWolfe Mortgage Services, Inc.	—	—
Promissory note payable (due to principal of company acquired in 1998) in monthly principal and interest payments of $12,524 at an interest rate of 7.50% maturing in May 2003.	201,000	359,000
Promissory notes payable (due to principals of companies acquired in 1999) in monthly principal and interest payments of $35,541 and annual principal and interest payments of $100,000 at interest rates ranging from 7.75% to 8.50%, maturing between October, 2002 and May, 2004.	941,000	1,374,000
Promissory notes payable (due to principals of companies acquired in 2000) in monthly principle and interest payments of $3,750 and annual principal and interest payments of $90,000 at interest rates ranging from 9.00% to 9.50%, maturing at various dates in 2004.	316,000	384,000
Promissory notes payable (due to principal of company acquired in 2001) in annual principal and interest payments of $22,500 at an interest rates of 6.50%, maturing in January 2005.	200,000	—
Chattel promissory notes payable maturing at various dates through November, 2004. The notes require monthly principal and interest payments of $207,353 at interest rates from 6.06% to 9.26%. The notes are secured by the underlying furniture and equipment.	3,812,000	3,095,000
Mortgage note payable in monthly principal and interest payments of $4,297 to maturity on May 1, 2009 with interest at 8.00%. The note is secured by land and building housing the Westford, MA sales office.	235,000	266,000
Unsecured note payable in monthly principal and interest payments of approximately $11,000, maturing in February, 2003 with interest at 14.3%. This note is guaranteed by the chairman and principal stockholder.	144,000	249,000
Unsecured payment plan agreement with Oracle Credit Corporation payable in quarterly principal and interest payments of $31,864 with interest at 7.50%.	—	66,000
Obligations under capital leases (Note 5)	125,000	435,000

	19,581,000	18,675,000
Less current portion	5,017,000	4,508,000

	$14,564,000	$14,167,000

        The Company has entered into an interest rate swap agreement in the notional amount of $12,447,000 to reduce the impact of increases in the interest rate on its borrowings under its variable rate acquisition line of credit with Fleet Bank, N.A. The agreement effectively entitles the Company to convert its variable rate agreement to a fixed rate of 4.72% on borrowings under the facility up to $12,447,000 through April 30, 2002. Payments received or paid as a result of the swap are accrued as a reduction of, or an increase to, interest expense on the variable rate line of credit.

        Aggregate annual maturities of long-term debt as of December 31, 2001, are as follows:

2002	$5,017,000
2003	4,699,000
2004	3,565,000
2005	2,817,000
2006	2,768,000
Thereafter	715,000

$19,581,000

Note 5—Commitments and Contingencies

Non-Competition and Consulting Agreements

        In connection with the acquisition of the assets of various real estate agencies, the Company entered into non-competition, consulting and cooperation agreements that expire at various dates through August 2004. Future payments, as called for in the agreements, are contingent upon the fulfillment of the terms of these agreements by the sellers and provide for certain percentage payments of the net commission income of various sales office locations. During 2001, 2000 and 1999, payments of $318,000, $375,000, and $744,000, respectively, were expensed. The annual minimum commitment for these payments, assuming the contracted commitments are fulfilled, will be approximately $44,000 in 2002, $40,000 in 2003, and $40,000 in 2004.

Funds Held in Escrow

        The Company acts as escrow agent in connection with the performance of its real estate services. Accordingly, the Company held escrow funds totaling $15.0 million and $16.5 million at December 31, 2001 and 2000, respectively. These funds are not recorded in the Company's consolidated financial statements.

Lease Commitments

        The Company leases office facilities under operating leases that expire at various dates through 2010. The Company anticipates renewing or replacing leases that expire in the normal course of business. The terms of the leases provide for the payment of minimum annual rentals and generally for the payment of insurance, maintenance, and certain other operating expenses. The Company also leases various items of equipment used for sales and administrative activities. The leases expire at various dates through 2003. Leases that meet criteria for capitalization have been recorded as capital leases.

        The following is a schedule of the future minimum payments under operating and capital leases for each of the five years in the period ending December 31, 2006 and thereafter:

	Capital Leases	Operating Leases
2002	$103,000	$6,319,000
2003	29,000	4,865,000
2004	—	2,676,000
2005	—	1,067,000
2006	—	350,000
Thereafter	—	466,000

Total minimum lease payments	132,000	$15,743,000

Less amount representing interest at various rates from 7.5% to 15.5%	7,000

Present value of minimum lease payments	$125,000

        Rent expense under the non-cancelable operating leases was $6.6 million in 2001, $6.5 million in 2000 and $6.1 million in 1999.

        Equipment and improvements recorded under capital leases, which are included with company-owned property and equipment at December 31, 2001 and 2000, totaled $90,000 and $328,000, respectively, net of accumulated amortization at those dates of $2.7 million and $2.5 million, respectively.

Commitments and Contingencies with Off-Balance Sheet Risk

        The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit to customers and forward sale commitments to sell mortgage loans to investors. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

        The Company uses the same credit policies in making commitments and conditional obligations as it does for making loans. In the opinion of management, the Company's outstanding commitments do not reflect any unusual risk.

        The contract or notional amount of commitments outstanding are as follows:

	December 31,
	2001	2000
Financial instruments whose contract amounts represent credit risk:
Rate locked commitments to extend credit	$61,194,000	$11,641,000
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Forward sale commitments	$126,575,000	$33,981,000

        Floating rate commitments to extend credit totalled $69.1 million and $73.0 million at December 31, 2001 and 2000, respectively.

Commitments and Contingencies with Off-Balance Sheet Risk

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

        Forward sale commitments are contracts for the future delivery of loans or securities at a specific future date, at a specified price and yield, and are entered into to reduce market risk associated with originating and holding loans for sale by protecting the value of the anticipated closing of loan applications for which the interest rate has been locked by the borrower. These loans usually close within three months from the time of the application. The risks associated with forward sale commitments arise from the possible inability of the counterparties to meet the contract terms, or the Company's inability to generate loans to fulfill the contracts.

        The Company sells, without recourse, all its mortgage loan production to investors.

Other Contingencies

        The Company is currently a defendant in certain litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on operations or the financial condition of the Company.

Note 6—Fair Value of Financial Instruments

        The following table represents the carrying amounts and estimated fair values of the Company's financial instruments:

	December 31,
	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$18,707,000	$18,707,000	$14,537,000	$14,537,000
Mortgage loans held for sale	65,895,000	66,729,000	24,668,000	25,075,000
Originated mortgage servicing rights, net	1,737,000	1,896,000	1,033,000	1,300,000

Total financial assets	$86,339,000	$87,332,000	$40,238,000	$40,912,000

Financial Liabilities:
Long-term debt	$19,456,000	$19,993,000	$18,240,000	$18,145,000
Note payable—bank	62,179,000	62,179,000	22,911,000	22,911,000

Total financial liabilities	$81,635,000	$82,172,000	$41,151,000	$41,056,000

Estimation of Fair Values

        The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments shown above and the Company's commitment to extend credit and forward sale commitments.

Cash and cash equivalents

        The fair value of cash and cash equivalents approximates the carrying amount as a result of the highly liquid and short-term nature of the instruments.

Mortgage loans held for sale

        The fair value of mortgage loans held for sale was determined using the specified prices to be realized based on the Company's forward sale commitment contracts.

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

Note payable-bank and long-term debt

        The fair value of the note payable-bank is stated at carrying amount as a result of the short-term nature of the instrument and the variable interest rate. The fair value of long-term debt reflects current rates for similar debt. The fair value of the interest rate swap agreement reflects a loss of $119,000 and a gain of $6,000 at December 31, 2001 and 2000, respectively, based on quoted market prices.

Commitments to extend credit

        The fair value of the Company's commitments to extend credit is estimated by comparing the Company's cost to acquire mortgages to the current price for similar mortgage loans, taking into account the terms of the commitments and creditworthiness of the counterparties, but not giving effect to forward sale commitments. For fixed rate loan commitments, fair value also considers the difference between the current levels of interest rates and the committed rates. The fair value of the Company's commitments to extend credit reflect a loss of $115,000 and a gain of $173,000, at December 31, 2001 and 2000, respectively.

Forward sale commitments

        The fair value of forward sale commitments is estimated to be the amount that the Company would receive or pay to terminate the forward sale commitments at the reporting date based on market prices for similar financial instruments. The fair value of the Company's forward sale commitments reflect gains of $2.0 million and $41,000 at December 31, 2001 and 2000, respectively. The fair value estimates of the Company's forward sale commitments are estimated without consideration of the future earnings attributable to loans that have been or will be originated to satisfy the forward sale commitments.

Note 7—Retirement Plans

        Effective December 1, 1996, the Company established a qualified 401(k) retirement plan for the benefit of eligible employees. The Company has made discretionary contributions to the plan by matching 25% of employee contributions (up to 6% of individual employee income) in 2001, 2000 and 1999. The Company contributed $259,000, $205,000 and $181,000 to this plan in 2001, 2000, and 1999, respectively.

Note 8—Income Taxes

        Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

	2001	2000
Current deferred tax assets (liabilities):
Real estate revenues	$663,000	$—
Mortgage servicing revenues	(106,000)	—
Other	16,000	—

	$573,000	$—

	2001	2000
Long-term deferred tax assets (liabilities):
Book over tax depreciation	$1,281,000	$828,000
Real estate revenues	1,325,000	1,886,000
Mortgage servicing revenues	(212,000)	—
Allowance for doubtful accounts	11,000	11,000
Other	72,000	(65,000)

	$2,477,000	$2,660,000

        The provision for income taxes for 2001, 2000 and 1999 consisted of the following:

	2001		2000		1999
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$4,267,000	$(298,000)	$3,614,000	$(297,000)	$2,803,000	$(90,000)
State	1,318,000	(92,000)	1,084,000	(116,000)	913,000	(30,000)

Total	$5,585,000	$(390,000)	$4,698,000	$(413,000)	$3,716,000	$(120,000)

        The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes. The items causing the difference are as follows:

	2001	2000	1999
Tax expense at statutory rate	$4,204,000	$3,311,000	$2,917,000
State income tax	740,000	640,000	583,000
Permanent differences	251,000	334,000	96,000

	$5,195,000	$4,285,000	$3,596,000

        Deferred tax expense (benefits) result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The sources of these differences and their tax effect are as follows:

	2001	2000	1999
Book depreciation more than tax depreciation	$(453,000)	$(413,000)	$(188,000)
Mortgage servicing income	318,000	—	—
Other temporary differences	(255,000)	—	68,000

	$(390,000)	$(413,000)	$(120,000)

Note 9—Concentration of Credit Risk

        The Company sells its services to homeowners and buyers. The Company is affected by the cyclical nature of the residential real estate industry and the availability of financing for the homebuyer.

Note 10—Stockholders' Equity

        The Company established a policy in 1993 pursuant to which one share of common stock is issued as a bonus under the Company's Company Stock Purchase Plan to each employee, consultant, sales associate, or advisor who joins the Company, subject to a ninety-day waiting period. During 2001, 2000, and 1999, 572, 624 and 1,090 shares, respectively, were issued pursuant to this policy. The total value of these shares amounted to $5,000 in 2001, $5,000 in 2000 and $8,000 in 1999 using as a value the closing sale price of the common stock on the American Stock Exchange on the day immediately preceding the date of issuance.

        In 1996, the Company approved a stock repurchase plan authorizing the Company to repurchase shares of its common stock in the open market or in private transactions. In May of 1998, the Company authorized an increase in the amount of the Company's stock that may be repurchased under the repurchase plan to a total of $1.9 million. At December 31, 2000, 243,255 shares at a cost of $1,399,000 million had been acquired under this plan, of which 7,207 shares at a cost of $50,000 were acquired in 2000, and 4,500 shares at a cost of $31,000 were acquired in 1999. During the third quarter of 2001 the Company authorized a stock repurchase plan of 200,000 shares of Company stock. This plan superseded the Company's prior repurchase plan. During the third and fourth quarters, the Company purchased 27,800 shares of stock at a cost of $223,000 under the new repurchase plan.

        In 2001 and 2000, the Company issued notes receivable to the Company's principal stockholder and spouse and to executive officers totaling $95,000 and $17,000, respectively. The proceeds from these transactions were used to purchase shares of the Company's stock. The notes receivable are carried as a reduction of stockholders' equity.

        The Company has various stock option plans under which shares of common stock may be granted to key employees, consultants, sales associates, advisers, and directors of the Company. Options granted under the plans are non-qualified or incentive stock options, and are granted at a price that is not less than the fair market value of the common stock at the date of grant. These options have lives of five or ten years and vest over periods from zero to four years. Options available for future grant under these plans totaled 57,938 and 359,900 at December 31, 2001 and 2000, respectively.

        At December 31, 1998 the Company had 500,000 warrants outstanding with exercise prices ranging from $6.00 to $9.00 per share. During 1999, 5,960 warrants were exercised at $6.00 per share. The remaining 494,040 warrants expired unexercised.

        Pursuant to the requirements of Statement 123, the following are the pro forma net income and net income per share amounts for 2001, 2000, and 1999, as if the compensation cost for the stock option and stock purchase plans had been determined based upon the fair value at the grant date for grants in 2001, 2000, and 1999:

	Years Ended December 31,
	2001		2000		1999
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$6,616,000	$5,964,000	$1,738,000	$1,179,000	$4,984,000	$4,488,000
Basic earnings per share	$1.93	$1.74	$0.51	$0.36	$1.49	$1.34
Diluted earnings per share	$1.76	$1.59	$0.48	$0.33	$1.41	$1.27

        The above pro forma estimates were made using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of the options issued in 2001: risk free interest rate of 4.94%, expected volatility of .294, expected dividend yield of 2% and an estimated life of the options of 5 and 10 years based on the grant. The following assumptions were used to estimate the fair value of the options issued in 2000: risk free interest rate of 4.98%, expected volatility of .299, expected dividend yield of 2% and an estimated life of the options of 5 and 10 years based on the grant. The following assumptions were used to estimate the fair value of the options issued in 1999: risk free interest rate of 6.46%, expected volatility of .309, expected dividend yield of 2% and an estimated life of the options of 5 and 10 years based on the grant.

        The values estimated related to options are based on management estimates in conjunction with the Black-Scholes valuation model and may not reflect the actual values of these options.

        A summary of stock option transactions is as follows:

	Years Ended December 31,
	2001		2000
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Options outstanding at beginning of year	1,606,775	$6.43	1,249,850	$6.18
Options granted (1)	459,774	7.91	388,815	7.04
Options granted (2)	12,626	8.71	14,285	7.70
Options granted (3)	—	—	—	—
Options exercised	(66,575)	5.29	(34,675)	4.63
Cancelled options	(31,338)	7.28	(11,500)	6.16

Options outstanding at end of year	1,981,262	$6.81	1,606,775	$6.43

Options exercisable at December 31,	1,098,951	$6.30	867,097	$5.77
	Price	Number	Price	Number
Price and number of options outstanding at end of year	$3.50-$5.00	80,000	$3.50-$5.00	125,925
	$5.01-$7.24	1,377,465	$5.01-$7.24	1,408,715
	$7.25-$9.00	523,797	$7.25-$9.00	72,135

(1)
Options granted during the year where the exercise price equaled the market price on the grant date.
(2)
Options granted during the year where the exercise price exceeds the market price on the grant date.
(3)
Options granted during the year where the exercise price was less than the market price on the grant date.

        The weighted average remaining life of stock options outstanding at December 31, 2001 was approximately 7 years.

        The weighted average fair value of options granted during 2001 and 2000 for options where the exercise price equaled the market price on the grant date was $2.14 and $2.02, respectively. The weighted average fair values of options granted during 2001 and 2000 where the exercise price exceeds the market price on the grant date were $1.74 and $1.77, respectively. There were no options granted in 2001 or 2000 where the exercise price was less than the market price on the grant date. These fair values were estimated using the Black-Scholes valuation model and the assumptions noted above.

        The Company has granted non-qualified stock options to non-employees as part of various stock option plans. The expense incurred by the Company related to non-employee stock option grants totaled $294,000 and $9,000 for the years ended December 31, 2001 and 2000, respectively.

        The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Years Ended December 31,
	2001	2000	1999
Numerator:
Income before cumulative effect of change in accounting principle	$6,616,000	$5,453,000	$4,984,000
Cumulative effect of change in accounting principle	—	(3,715,000)	—

Net income	$6,616,000	$1,738,000	$4,984,000

Denominator:
Basic weighted average shares	3,428,000	3,381,000	3,350,000
Effect of stock options	327,000	242,000	188,000

Diluted weighted average shares	3,755,000	3,623,000	3,538,000

Basic Earnings per share:
Income before cumulative effect of change in accounting principle	$1.93	$1.61	$1.49
Cumulative effect of change in accounting principle	—	(1.10)	—

Net income	$1.93	$0.51	$1.49

Diluted Earnings per share:
Income before cumulative effect of change in accounting principle	$1.76	$1.51	$1.41
Cumulative effect of change in accounting principle	—	(1.03)	—

Net income	$1.76	$0.48	$1.41

Note 11—Originated Mortgage Servicing Rights

        The following table represents activity and carrying amounts for originated mortgage servicing rights:

	Years Ended December 31,
	2001	2000
Beginning Balance, January 1	$1,211,000	$1,124,000
Originated Mortgage Servicing Rights capitalized	1,017,000	235,000
Amortization	(211,000)	(148,000)

Balance at December 31	$2,017,000	$1,211,000

        The following table represents activity and carrying amounts for the valuation allowance for originated mortgage servicing rights:

	Years Ended December 31,
	2001	2000
Beginning Balance, January 1	$178,000	$155,000
Additions to Valuation Allowance	102,000	23,000

Balance at December 31	$280,000	$178,000

        The estimated fair value of the servicing assets aggregated $1.9 million and $1.3 million at December 31, 2001 and 2000, respectively. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates and using current expected future prepayment rates.

Note 12—Segment Reporting

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

	Years Ended December 31,
	2001	2000	1999
Revenues:
Real Estate	$204,354,000	$188,369,000	$172,957,000
Mortgage Banking	7,727,000	4,387,000	4,679,000
Insurance Services	2,418,000	1,679,000	1,193,000

Total Segment Revenues	$214,499,000	$194,435,000	$178,829,000

Net Revenues:
Real Estate	$69,630,000	$65,029,000	$58,848,000
Mortgage Banking	7,727,000	4,387,000	4,679,000
Insurance Services	2,418,000	1,679,000	1,193,000

Total Segment Net Revenues	$79,775,000	$71,095,000	$64,720,000

Pre-tax Income (Loss):
Real Estate	$8,428,000	$9,360,000	$7,971,000
Mortgage Banking	3,259,000	728,000	1,133,000
Insurance Services	124,000	(350,000)	(524,000)

Total Segment Pre-tax Income	$11,811,000	$9,738,000	$8,580,000

Assets:
Real Estate	$41,847,000	$37,564,000	$49,904,000
Mortgage Banking	72,869,000	27,736,000	13,658,000
Insurance Services	2,562,000	1,712,000	1,719,000

Total Segment Assets	$117,278,000	$67,012,000	$65,281,000

Note 13—Selected Quarterly Data (Unaudited)

        (In thousands except share and per share amounts)

Calendar Year 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$30,042	$56,139	$71,573	$56,745	$214,499
Net Revenues	12,004	21,124	24,993	21,654	79,775
Operating income (loss)	(4,039)	3,641	8,225	3,428	11,255
Net income (loss)	(2,256)	2,197	4,623	2,052	6,616
Basic Earnings per share	(0.66)	0.64	1.34	0.60	1.93
Diluted Earnings per share	$(0.66)	$0.60	$1.26	$0.52	$1.76
Basic Weighted Average shares outstanding	3,406,000	3,435,000	3,442,000	3,430,000	3,428,000
Diluted Weighted Average shares outstanding	3,406,000	3,681,000	3,678,000	3,936,000	3,755,000
Calendar Year 2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$28,566	$51,901	$60,639	$53,329	$194,435
Net Revenues	11,226	19,107	22,096	18,666	71,095
Operating income (loss)	(3,448)	3,665	5,972	3,394	9,583
Income before cumulative effect of change in accounting principle	(2,011)	1,975	3,387	2,102	5,453
Cumulative effect of change in accounting principle	(3,715)	—	—	—	(3,715)

Net income (loss)	(5,726)	1,975	3,387	2,102	1,738
Basic Earnings per share:
Income before cumulative effect of change in accounting principle	(0.60)	0.58	1.00	0.62	1.61
Cumulative effect of change in accounting principle	(1.10)	—	—	—	(1.10)

Net Income	(1.70)	0.58	1.00	0.62	0.51
Diluted Earnings per share:
Income before cumulative effect of change in accounting principle	(0.60)	0.55	0.93	0.57	1.51
Cumulative effect of change in accounting principle	(1.10)	—	—	—	(1.03)

Net Income	$(1.70)	$0.55	$0.93	$0.57	$0.48
Basic Weighted Average shares outstanding	3,362,000	3,379,000	3,389,000	3,394,000	3,381,000
Diluted Weighted Average shares outstanding	3,362,000	3,614,000	3,647,000	3,697,000	3,623,000

THE DEWOLFE COMPANIES, INC.
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Operations	Deductions		End of Year Balance

Year ended December 31, 2000	$933,000	—	$933,000	(2)	—
Year ended December 31, 1999
Deducted from asset accounts:
Allowance for doubtful accounts	$826,000	$440,000	$333,000	(1)	$933,000

(1)
Represents primarily write-offs of net commissions on real estate sales, which were not consummated.

(2)
Due to the adoption of SAB 101.

THE DEWOLFE COMPANIES, INC.
EXHIBIT INDEX
FORM 10K
12/31/01

Exhibit No.	Description	Reference
3.1	Restated Articles of Organization of the Registrant	A-3.1
3.2	Amendment to Articles 3 and 4 of Restated Articles of Organization	B-3(i)
3.3	By-laws of the Registrant, as amended	C-3(ii)
4.1	Speciman Certificate of shares of Common Stock. $.01 par value	C-4.1
10.1	1992 Stock Option Plan, as amended*	F-10.4
10.2	1992 Non-Employee Director Stock Option Plan*	E-10.2
10.3	Employment Agreement dated May 20, 1992 with Richard B. DeWolfe*	A-10.16
10.4	Stock Option Agreement dated May 20, 1992 with Richard B. DeWolfe*	A-10.17
10.5	Employment Agreement dated May 20, 1992 with Patricia A. Griffin*	A-10.20
10.6	Employment Agreement dated May 20, 1992 with Paul J. Harrington*	A-10.21
10.7	$10,507 Note dated June 1, 1990 from Amherst Realty Trust	A-10.24.1
10.8	Mortgage dated June 23, 1991 from Richard B. DeWolfe and Marcia A. DeWolfe	A-10.24.2
10.9	Employment Agreement dated April 29, 1996 with James A. Marcotte*	D -10(i)
10.10	Employment Agreement dated May 14, 1998 with Richard Pucci*	F-10.3
10.11	Employment Agreement dated February 20, 1998 with Richard Loughlin*	G-10.20
10.12	Employment Agreement dated July 6, 2000 with John R. Penrose*	H-10.21
10.13	1998 Stock Option Plan, as amended*	I-B
10.14	Consulting Agreement dated January 1, 1999 with A. Clinton Allen	J-10.15
10.15	Employment Agreement dated November 26, 2001 with Charles A. Ferraro*	filed herewith
21	Subsidiaries of the Registrant	filed herewith
23	Consent of Ernst & Young LLP	filed herewith
99	Copy of Section 67 of the Massachusetts Business Corporation Law	A-28.1
A	–	Incorporated by reference from the registrant's Registration Statement on Form S-18 (File No. 33-48113-B). The page or reference set forth herein is the exhibit number in said Registration Statement.
B	–	Incorporated by reference from the registrant's Quarterly Report on Form 10-Q for the period ending June 30, 1995. The page or reference set forth herein is the exhibit number in said quarterly report.
C	–	Incorporated by reference from the registrant's Annual Report on Form 10-K for for the fiscal year ended December 31, 1995. The number set forth herein is the exhibit number in said report.
D	–	Incorporated by reference from the registrant's Quarterly Report on Form 10-Q for the period ending June 30, 1996. The page or reference set forth herein is the exhibit number in said quarterly report.

E	–	Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The page or reference set forth herein is the exhibit number in said report.
F	–	Incorporated by reference from the registrant's Quarterly Report on Form 10-Q for the period ending June 30, 1998. The page or reference set forth herein is the exhibit number in said quarterly Report.
G	–	Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The page or reference set forth herein is the exhibit number in said report.
H	–	Incorporated by reference from the registrant's Quarterly Report on Form 10-Q for the period Ending September 30, 2000. The page or reference set forth herein is the exhibit number in said quarterly Report.
I	–	Incorporated by reference from the registrant's 2002 Proxy Statement. The reference set forth herein is the exhibit letter in said Proxy Statement.
J	–	Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The page or reference set forth herein is the exhibit number in said report.

*
Represents a management contract or compensatory plan in which a director or excutive officer of the registrant participates.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
OVERVIEW OF OPERATIONS
RESULTS OF OPERATIONS
LIQUIDITY AND SOURCES OF CAPITAL
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
FACTORS AFFECTING FUTURE RESULTS
PART III
PART IV
SIGNATURES
Report of Independent Auditors
THE DEWOLFE COMPANIES, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
THE DEWOLFE COMPANIES, INC. EXHIBIT INDEX FORM 10K 12/31/01