Form 10-Q
period 2002-03-31
DEWOLFE COMPANIES INC
filed 2002-05-14
CIK 888138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

 (781) 863–5858

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of latest practicable date: (April 30, 2002)

Common Stock, par value $.01 per share 5,455,317 shares

THE DEWOLFE COMPANIES, INC.

THE DEWOLFE COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (UNAUDITED)

(In thousands — except per share amounts)	March 31, 2002	December 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,880	$18,707
Mortgage loans held for sale	38,673	65,895
Prepaid expenses and other current assets	4,766	3,295
TOTAL CURRENT ASSETS	59,319	87,897

PROPERTY AND EQUIPMENT
Property and equipment	22,313	21,703
Accumulated depreciation and amortization	(13,422)	(12,463)
NET PROPERTY AND EQUIPMENT	8,891	9,240

OTHER ASSETS
Excess of cost over value in net assets acquired, net of accumulated amortization of $3,453 at March 31, 2002 and December 31, 2001	10,786	11,192
Insurance intangible, net of accumulated amortization of $348 at March 31, 2002 and $15 at December 31, 2001	1,770	886
Other assets	6,875	8,063
TOTAL ASSETS	$87,641	$117,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Note payable-bank	$35,800	$62,179
Current portion of long-term debt	5,636	4,920
Current portion of obligations under capital leases	86	97
Accounts payable and accrued expenses	5,936	8,045
Deferred mortgage fee income	564	545
Dividend payable	—	686
TOTAL CURRENT LIABILITIES	48,022	76,472

Long-term debt, net of current portion	14,235	14,536
Obligations under capital leases, net of current portion	—	28
Non compete agreements and consulting agreements payable	107	109
TOTAL LIABILITIES	62,364	91,145

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value per share; 3,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value per share; 10,000 shares authorized; 5,880 shares issued at March 31, 2002 and 5,586 shares issued at December 31, 2001	59	37
Additional paid-in capital	9,741	8,335
Retained earnings	18,172	19,439
Accumulated other comprehensive income, net	397	1,006
Treasury stock (437 shares at March 31, 2002 And December 31, 2001), at cost	(1,743)	(1,743)
Notes receivable from sale of stock	(1,349)	(941)
TOTAL STOCKHOLDERS’ EQUITY	25,277	26,133
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,641	$117,278

See notes to condensed consolidated financial statements

THE DEWOLFE COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)	Three Months Ended March 31,
	2002	2001
REVENUES:
Real estate brokerage	$36,634	$28,012
Mortgage revenues	1,867	972
Insurance revenues	1,246	739
Other revenues	374	319
TOTAL REVENUES	40,121	30,042

Commission Expense	24,003	18,038

NET REVENUES	16,118	12,004

OPERATING EXPENSES:
Compensation and benefits	8,818	7,148
Facilities	2,297	2,150
General and administrative	4,206	4,020
Marketing and promotion	1,904	1,933
Communications	714	767
Nonemployee stock options	545	25
TOTAL OPERATING EXPENSES	18,484	16,043

OPERATING LOSS	(2,366)	(4,039)

OTHER INCOME (EXPENSES):
Interest expense	(571)	(675)
Interest income	712	686
LOSS BEFORE INCOME TAXES	(2,225)	(4,028)

Income Tax Benefit	(979)	(1,772)

NET LOSS	$(1,246)	$(2,256)

BASIC AND DILUTED LOSS PER SHARE	$(0.23)	$(0.44)

Basic and diluted weighted average shares outstanding	5,305	5,109

See notes to condensed consolidated financial statements

THE DEWOLFE COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES
Net Loss	$(1,246)	$(2,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	959	884
Amortization	190	356
Nonemployee stock options	545	25
Additions to valuation allowance for mortgage servicing rights	30	8
Gain on sale of mortgage loans, net	(1,747)	(888)
Change in Assets and Liabilities:
Increase in prepaid expenses and other current assets	(738)	(2,748)
Increase in other assets	(983)	(201)
Mortgage loans held for sale	(148,721)	(96,378)
Proceeds from mortgage loan sales	177,391	80,416
(Decrease) increase in accounts payable and accrued expenses	(1,300)	220
Increase in deferred mortgage fee income	19	173
Total adjustments	25,645	(18,133)
Cash provided by (used in) operating activities	24,399	(20,389)

INVESTING ACTIVITIES
Expenditures for business combinations, net of cash acquired	(350)	—
Expenditures for property and equipment	(77)	(513)
Cash used in investing activities	(427)	(513)

FINANCING ACTIVITIES
Net (repayments) borrowings on note payable-bank	(26,379)	16,618
Borrowing on acquisition line of credit	350	—
Repayment of long-term debt	(775)	(922)
Repayment of notes receivable from sale of stock	41	22
Issuance of common stock	652	87
Payment of cash dividend	(688)	(610)
Cash (used in) provided by financing activities	(26,799)	15,195
Net decrease in cash and cash equivalents	(2,827)	(5,707)
Cash and cash equivalents at beginning of period	18,707	14,537
Cash and cash equivalents at end of period	$15,880	$8,830

See notes to condensed consolidated financial statements

THE DEWOLFE COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2002	2001
Supplemental disclosure of non-cash activities:
Leases capitalized and property and equipment financed	$527	$285
Issuance of notes receivable from sale of stock	(449)	(95)
Cancellation of stock options exercised	—	(14)

Supplemental disclosure of cash flow information:
Cash paid for interest	$666	$741
Expenditures for business combinations, net of cash acquired
Pending contracts	$(68)	$—
Property and equipment, net	(6)	—
Excess of cost over value in net assets acquired	(538)	—
Non-compete and consulting agreements	(10)	—
Long-term debt	272	—
	$(350)	$—

See notes to condensed consolidated financial statements

THE DEWOLFE COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.  Certain prior year balances have been reclassified to conform with current year presentation.

NOTE 2 - DERIVATIVE FINANCIAL INSTRUMENTS

As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) which was issued in June, 1998 and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities issued in June 1999 and June 2000, respectively (collectively referred to as Statement 133).

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

The Company accounted for the adoption of Statement 133 as a cumulative effect of a change in accounting principle, which resulted in an increase of $26,000 net of applicable income taxes of $21,000 to other comprehensive income.

The Company does not account for outstanding commitments to extend credit as derivatives.  The Financial Accounting Standards Board’s Derivatives Implementation Group has recently indicated that such commitments should be accounted for as derivatives and that this change should be implemented by the Company effective July 1, 2002. The company has not yet determined the effect of this change in accounting.

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangibles (Statement 142). Under Statement 142, excess of cost over value in net assets and indefinite lived intangible assets are no longer amortized but are reviewed periodically for impairment. The Company adopted Statement 142 on January 1, 2002.  In connection with the adoption of Statement 142, approximately $944 thousand was reclassified as an amortizable intangible.  The Company has concluded that no impairment writedown will be required in connection with the adoption of Statement 142.  The Company’s non-compete and consulting agreements and insurance intangible will continue to be accounted for as assets subject to amortization. The annual amortization expense for the Company’s non-compete and consulting agreements and insurance intangible will be approximately $432,000 in 2002, $410,000 in 2003, $239,000 in 2004, $152,000 in 2005, and $147,000 in 2006.

NOTE 4 - COMPREHENSIVE LOSS

The following table summarizes the Company’s comprehensive loss for the three months ended March 31, 2002 and 2001:

(In thousands)	2002	2001
Net Loss	$(1,246)	$(2,256)

Unrealized appreciation on marketable securities, net of applicable income tax of $3 and $16, respectively	4	22

Cumulative effect of change in accounting for derivative financial instruments, net of applicable income tax of $21	—	26

Change in fair value of derivative financial instruments, net of applicable income tax benefit of $482 and income tax provision $130, respectively	(613)	166
Comprehensive Loss	$(1,855)	$(2,042)

NOTE 5 - SEGMENT REPORTING

The Company has three reportable operating segments, based upon its services: real estate, including both real estate brokerage and relocation services; mortgage banking; and insurance services. The Company evaluates its segments based on pre-tax income. Financial information for the three operating segments is provided in the following table.

(In thousands)	For the three months ended March 31:
	2002	2001
Revenues:
Real Estate	$37,008	$28,331
Mortgage Banking	1,867	972
Insurance Services	1,246	739
Total Segment Revenues	$40,121	$30,042

Net Revenues:
Real Estate	$13,005	$10,293
Mortgage Banking	1,867	972
Insurance Services	1,246	739
Total Segment Net Revenues	$16,118	$12,004

Pre-tax Income (Loss):
Real Estate	$(3,480)	$(4,383)
Mortgage Banking	686	137
Insurance Services	569	218
Total Segment Pre-tax Income (Loss):	$(2,225)	$(4,028)
Balance at March 31:
Assets
Real Estate	$40,538	$34,404
Mortgage Banking	44,136	44,717
Insurance Services	2,967	1,748
Total Segment Assets	$87,641	$80,869

NOTE 6 - COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE

The following table sets forth the computation of basic loss per share and diluted loss per share:

(In thousands, except per share amounts)	Three Months Ended March 31,
	2002	2001
Numerator:
Net Loss	$(1,246)	$(2,256)

Denominator:
Basic weighted average shares	5,305	5,109
Effect of stock options	—	—
Diluted weighted average shares	5,305	5,109

Basic Loss per Share:
Net Loss	$(0.23)	$(0.44)

Diluted Loss per Share:
Net Loss	$(0.23)	$(0.44)

The effect of stock options was anti-dilutive for the periods presented.

In February 2002 the Company announced a 3 for 2 stock split in the form of a stock dividend to shareholders of record on March 12, 2002 and payable on March 28, 2002. Shares outstanding and earnings per share data in this report have been adjusted to reflect this split.

THE DEWOLFE COMPANIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The first quarter of 2002 showed a net loss of $1.2 million as compared to a net loss of $2.3 million in the first quarter of 2001.  The increase in the first quarter of 2002 was primarily attributed to growth of the Company within its existing real estate markets and an increase in the Company’s mortgage and insurance businesses.

Results of Operations

Real Estate Brokerage Revenues:

Real estate brokerage revenues increased 31% in the first quarter of 2002 to $36.6 million, an increase of $8.6 million over the first quarter of 2001. The increase in real estate brokerage revenues is primarily attributed to continued growth of the Company within its existing real estate markets which the Company believes is attributed to the current low interest rate market, sales agent recruiting initiatives, and the Company’s integrated homeownership marketing strategy.

Real estate brokerage revenues include $1.9 million of revenues from relocation services in the first quarter of 2002 and 2001.

Net revenues from real estate brokerage increased 27% or $2.7 million in the first quarter of 2002 to $12.6 million.   Net real estate brokerage revenues as a percentage of real estate brokerage revenues decreased to 34.5% for the first quarter of 2002 as compared to 35.6% for the same period in 2001.  Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company’s control, such as the number of co-brokered home sales and changes to the commission structures in order to attract and retain qualified sales associates.

Mortgage Revenues:

Mortgage revenues increased 92% in the first quarter of 2002 to $1.9 million, an increase of $895 thousand compared to the first quarter of 2001.  The increase is primarily due to an increase in closed loan volume, which the Company believes was caused by a lower interest rate market and expansion of the sales staff. The Company’s closed loan volume totaled $183.6 million in the first quarter of 2002 compared to $119.4 million of closed loans for the first quarter of 2001. The following table shows mortgage closings broken out between home purchase and refinance transactions (dollars in millions):

	2002	2001	$Increase	% Increase
Purchase	$130.2	$91.1	$39.1	43%
Refinance	53.4	28.3	25.1	89%
	$183.6	$119.4	$64.2	54%

Insurance Revenues:

Insurance revenues increased 69% in the first quarter of 2002 to $1.2 million, an increase of $507 thousand from the first quarter of 2001. The increase was primarily due to a higher percentage of homebuyers purchasing their insurance through the Company as well as growth in the Company’s group insurance business, and growth in the Company’s renewal book of business.

Other Revenues

Other revenues, which primarily consist of revenues related to reimbursement of real estate expenditures and services, increased 17% in the first quarter of 2002 to $374 thousand, an increase of $55 thousand over 2001.  The increase was primarily due to growth in the Company’s real estate markets.

Operating Expenses:

Operating expenses increased 15% in the first quarter of 2002 to $18.5 million, an increase of $2.4 million from the first quarter of 2001. The increase in operating expenses is primarily due to costs associated with the increase in the Company’s overall business, along with implementation of new marketing strategies and investments in technologies and communications.

Interest Expense and Interest Income:

Interest expense decreased by $104 thousand in the first quarter of 2002 as compared to 2001.  The decrease is primarily due to a decrease of $53 thousand in interest expense related to the mortgage line of credit and a decrease in interest expense incurred on the acquisition line of credit and other borrowings of $51 thousand. The change in interest expense was primarily due to a decline in interest rates charged on the facilities from the first quarter of 2001 to the first quarter of 2002.

Interest income increased by $26 thousand in the first quarter of 2002 as compared to 2001.  The increase is primarily due to an increase of $283 thousand in interest income related to the mortgage line of credit due to the increase in loan closings, partially offset by a decrease in interest earned on bank accounts of $257 thousand.  The change in interest earned on bank accounts was primarily due to lower average balances kept in bank accounts and a decline in interest rates.

Liquidity and Sources of Capital

Cash and cash equivalents at March 31, 2002 and December 31, 2001 were $15.9 million and $18.7 million, respectively.  Cash provided by operating activities for the first quarter of 2002 was $24.4 million as compared to cash used in operating activities of $20.4 million for the first quarter of 2001. The changes in provided by and cash used in operating activities in the first quarter of 2002 and 2001 were primarily due to the increases and decreases in the Company’s mortgage loans held for sale which were funded by the Company’s mortgage warehouse line of credit. Net cash provided relating to decreases in mortgage loans held for sale was $28.7 million for the first quarter of 2002 as compared to cash used relating to increases in mortgage loans held for sale of $16.0 million for the first quarter of 2001.

Expenditures for property and equipment totaled $77 thousand in the first quarter of 2002. Capital spending during this period was primarily attributed to the Company’s investment in improvements to acquired and existing sales offices and upgrades to systems and technology. The Company intends to continue to make expenditures for property and equipment in order to maintain the standards for a quality appearance and processing systems in all of the Company’s locations.

At March 31, 2002 the Company had various credit arrangements with Fleet Bank, N.A., including a $20.0 million acquisition line of credit, a revolving line of credit of $5.0 million, a relocation revolving line of credit of $5.0 million, and an equipment lease line of credit and chattel mortgage financing of $5.0 million.

The outstanding amount of the acquisition line of credit was $14.0 million at March 31, 2002 and $13.6 million at December 31, 2001. There was no outstanding amount under the revolving line of credit or the relocation revolving line of credit at March 31, 2002 and December 31, 2001.  The Company had outstanding balances under lease lines of credit and chattel mortgage financing of $4.0 million and $3.9 million at March 31, 2002 and December 31, 2001, respectively.

The Company’s credit arrangements with Fleet Bank, N.A.  matured on April 28, 2002. As of May 1, 2002, the Company has entered into an amended credit arrangement with Fleet Bank, N.A. Under the terms of the new credit arrangement the Company’s $14.0 million acquisition line of credit outstanding converts to a five year term note. Additionally, the Company has entered into a $10.0 million line of credit which can be used for acquisitions, relocation loans or working capital needs and as such will replace the separate acquisition line of credit, revolving line of credit and the relocation line of credit. The Company’s $5.0 million equipment lease line of credit and chattel mortgage financing remains in place.

In connection with the mortgage loan activity, the Company maintains a $50.0 million mortgage warehouse line of credit with Comerica National Bank that is used to finance mortgage loans that it originates. The credit line had outstanding balances of $35.8 million and $62.2 million at March 31, 2002 and December 31, 2001, respectively.

During the third quarter of 2001 the Company authorized a stock repurchase plan of 200,000 shares of Company stock.  This plan superseded the Company’s prior repurchase plan. At March 31, 2002 the Company had purchased 27,800 shares of stock at a cost of $223 thousand under the new repurchase plan. There were no repurchases of stock during the first quarter of 2002.

The Company considers its cash flow from operations combined with its credit arrangements with Fleet Bank, N.A. and Comerica National Bank, to be adequate to fund continuing operations. However, the Company expects to continue to expand its existing businesses, which may include opening new real estate sales offices as well as making investments in or acquiring other real estate and or insurance businesses.  As a result, the Company from time-to-time may seek additional or alternate sources of debt or equity financing which may include the issuance of shares of the Company’s capital stock.

Cautionary statement for purposes of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995

Certain statements, which are not historical fact, including, but not limited to, statements regarding future revenue, earnings, seasonality, acquisitions, new products, research and development expenditures, and homeownership trends may be deemed to be forward-looking statements. There are many important factors that would cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, interest rates and economic conditions generally, regulatory changes (legislative or otherwise) affecting the residential real estate, mortgage lending and insurance industries, competition, technology changes, and prevailing rates for sales associate commission structures.

PART II.                 OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)               Exhibits

          None

      (b)     Reports on Form 8-K:

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002	THE DEWOLFE COMPANIES, INC.

	By:	/s/ James A. Marcotte
James A. Marcotte
Senior Vice President
and Chief Financial Officer