Form 10-Q
period 2002-06-30
DEWOLFE COMPANIES INC
filed 2002-08-09
CIK 888138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File number 1-11278

THE DEWOLFE COMPANIES, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2895334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

80 Hayden Avenue
Lexington, MA	02421-7962
(Address of principal executive offices)	(Zip Code)

(781) 863–5858
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of latest practicable date: (July 31, 2002)

Common Stock, par value $.01 per share 5,730,225 shares

THE DEWOLFE COMPANIES, INC.

THE DEWOLFE COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands — except per share amounts)	June 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,967	$18,707
Mortgage loans held for sale	71,134	65,895
Prepaid expenses and other current assets	4,303	3,295
TOTAL CURRENT ASSETS	88,404	87,897

PROPERTY AND EQUIPMENT
Property and equipment	23,170	21,703
Accumulated depreciation and amortization	(14,363)	(12,463)
NET PROPERTY AND EQUIPMENT	8,807	9,240

OTHER ASSETS
Excess of cost over value of net assets acquired, net of accumulated amortization of $3,453 at June 30, 2002 and December 31, 2001	10,786	11,192
Insurance intangible, net of accumulated amortization of $383 at June 30, 2002 and $15 at December 31, 2001	1,735	886
Other assets	6,328	8,063
TOTAL ASSETS	$116,060	$117,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Note payable-bank	$60,000	$62,179
Current portion of long-term debt	6,241	4,920
Current portion of obligations under capital leases	64	97
Accounts payable and accrued expenses	7,469	8,045
Deferred mortgage fee income	744	545
Dividend payable	—	686
TOTAL CURRENT LIABILITIES	74,518	76,472

Long-term debt, net of current portion	13,094	14,536
Obligations under capital leases, net of current portion	—	28
Non compete and consulting agreements payable	109	109
TOTAL LIABILITIES	87,721	91,145

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value per share; 3,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value per share; 50,000 shares authorized; 6,163 shares issued at June 30, 2002 and 5,586 shares issued at December 31, 2001	61	37
Additional paid-in capital	12,382	8,335
Retained earnings	21,556	19,439
Accumulated other comprehensive (loss) income, net	(546)	1,006
Treasury stock (437 shares at June 30, 2002 and December 31, 2001), at cost	(1,743)	(1,743)
Notes receivable from sale of stock	(3,371)	(941)
TOTAL STOCKHOLDERS’ EQUITY	28,339	26,133
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,060	$117,278

See notes to condensed consolidated financial statements

THE DEWOLFE COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES:
Real estate brokerage	$64,988	$53,218	$101,622	$81,230
Mortgage	1,951	2,147	3,818	3,119
Insurance	775	430	2,021	1,169
Other	433	344	807	663
TOTAL REVENUES	68,147	56,139	108,268	86,181

Commission expense	43,128	35,015	67,131	53,053

NET REVENUES	25,019	21,124	41,137	33,128

OPERATING EXPENSES:
Compensation and benefits	9,201	7,890	18,019	15,038
Facilities	2,313	2,165	4,610	4,315
General and administrative	4,125	4,032	8,331	8,052
Marketing and promotion	2,774	2,565	4,678	4,498
Communications	725	810	1,439	1,577
Nonemployee stock options	(70)	21	475	46
TOTAL OPERATING EXPENSES	19,068	17,483	37,552	33,526

OPERATING INCOME (LOSS)	5,951	3,641	3,585	(398)

OTHER INCOME (EXPENSES):
Interest expense	(625)	(802)	(1,196)	(1,477)
Gain on sale of assets and investments	7	247	7	247
Interest income	712	837	1,424	1,523
INCOME (LOSS) BEFORE INCOME TAXES	6,045	3,923	3,820	(105)

Income tax provision (benefit)	2,659	1,726	1,680	(46)

NET INCOME (LOSS)	$3,386	$2,197	$2,140	$(59)

BASIC EARNINGS (LOSS) PER SHARE	$0.61	$0.43	$0.39	$(0.01)

DILUTED EARNINGS (LOSS) PER SHARE	$0.46	$0.40	$0.30	$(0.01)

Basic weighted average shares outstanding	5,564	5,153	5,434	5,130
Diluted weighted average shares outstanding	7,332	5,522	7,171	5,130

See notes to condensed consolidated financial statements

THE DEWOLFE COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2002	2001
OPERATING ACTIVITIES
Net Income (loss)	$2,140	$(59)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,900	1,809
Amortization	400	726
Nonemployee stock options	475	46
Additions to valuation allowance for mortgage servicing rights	185	24
Gain on sale of mortgage loans, net	(3,570)	(2,954)
Gain on sale of assets and investments	(7)	(247)
Change in Assets and Liabilities:
Increase in prepaid expenses and other current assets	(411)	(1,566)
Increase in other assets	(175)	(513)
Mortgage loans held for sale	(346,305)	(251,364)
Proceeds from mortgage loan sales	344,034	230,324
Increase in accounts payable and accrued expenses	669	1,152
Increase in deferred mortgage fee income	199	279
Total adjustments	(2,606)	(22,284)
Cash used in operating activities	(466)	(22,343)

INVESTING ACTIVITIES
Proceeds from sale of assets and investments	7	267
Expenditures for business combinations, net of cash acquired	(430)	—
Expenditures for property and equipment	(167)	(1,858)
Cash used in investing activities	(590)	(1,591)

FINANCING ACTIVITIES
Net (repayments) borrowings on note payable-bank	(2,179)	23,459
Borrowing on acquisition line of credit	350	—
Repayment of long-term debt	(1,972)	(1,707)
Repayment of notes receivable from sale of stock	41	22
Issuance of notes receivable from stockholders	(1,122)	—
Issuance of common stock	884	235
Payment of cash dividend	(686)	(611)
Cash (used in) provided by financing activities	(4,684)	21,398
Net decrease in cash and cash equivalents	(5,740)	(2,536)
Cash and cash equivalents at beginning of period	18,707	14,537
Cash and cash equivalents at end of period	$12,967	$12,001

Supplemental disclosure of non-cash activities:
Leases capitalized and property and equipment financed	$1,284	$617
Issuance of notes receivable from sale of stock	(1,349)	(95)
Cancellation of stock options exercised	—	(14)

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,132	$1,556
Expenditures for business combinations, net of cash acquired
Pending contracts	$(86)	$—
Property and equipment, net	(16)	—
Excess of cost over value in net assets acquired	(538)	—
Non-compete and consulting agreements	(62)	—
Long-term debt	272	—
	$(430)	$—

See notes to condensed consolidated financial statements

THE DEWOLFE COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.  Certain prior year balances have been reclassified to conform with current year presentation.

NOTE 2 - DERIVATIVE FINANCIAL INSTRUMENTS

As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) which was issued in June, 1998 and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities issued in June 1999 and June 2000, respectively, (collectively referred to as Statement 133).

As a result of the adoption of Statement 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and forward commitments, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value or cash flow hedge.

The Company accounted for the adoption of Statement 133 as a cumulative effect of a change in accounting principle, which resulted in an increase of $26,000, net of applicable income taxes of $20,000, to other comprehensive income.

The Company has not followed a policy of accounting for outstanding commitments to extend credit as derivatives.  The Financial Accounting Standards Board’s Derivatives Implementation Group has recently indicated that such commitments should be accounted for as derivatives and that this change should be implemented by the Company effective July 1, 2002. The company does not expect the effect of this change in accounting to have a material effect on its financial statements.

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangibles (Statement 142). Under Statement 142, excess of cost over value of net assets and indefinite lived intangible assets are no longer amortized but are reviewed periodically for impairment. The Company adopted Statement 142 on January 1, 2002.  In connection with the adoption of Statement 142, approximately $944 thousand was reclassified as an amortizable intangible.  The Company has concluded that no impairment writedown was required in connection with the adoption of Statement 142.  The Company’s non-compete and consulting agreements and insurance intangible are accounted for as assets subject to amortization.  Amortization expense related to excess of cost over value of net assets was $233 thousand  and $466 thousand for the three and six month periods ended June 30, 2001, respectively.  The annual amortization expense for the Company’s non-compete and consulting agreements and insurance intangible will be approximately $513,000 in 2002, $439,000 in 2003, $237,000 in 2004, $159,000 in 2005, and $154,000 in 2006.

NOTE 4 - COMPREHENSIVE INCOME

The following table summarizes the Company’s comprehensive income for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2002	2001	2002	2001

Net income (loss)	$3,386	$2,197	$2,140	$(59)

Unrealized appreciation (depreciation) of marketable securities, net of applicable income tax benefit of $2 and income taxes of $1 for the three and six month periods ended June 30, 2002, respectively, and net of applicable income taxes of $38 and $56, respectively, and reclassification adjustments for gains included in net income of $136, net of applicable income tax of $111, for the three and six month periods ended June 30, 2001	(3)	(90)	1	(68)

Cumulative effect of change in accounting for derivative financial instruments, net of applicable income taxes of $21.	—	—	—	26

Change in fair value of derivative financial instruments, net of applicable income tax benefit of $739 and $1,220 for the three and six month periods ended June 30, 2002, respectively, and net of applicable income taxes of $31 and $90 for the three and six month periods ending June 30, 2001, respectively	(940)	39	(1,553)	205

Comprehensive income	$2,443	$2,146	$588	$104

At June 30, 2002, accumulated other comprehensive loss was comprised of a loss of $555 thousand related to the fair value of derivative financial instruments, net of applicable income tax benefit of $437 thousand, and income of $9 thousand for unrealized appreciation of marketable securities, net of applicable income taxes of $7 thousand.  At December 31, 2001, accumulated other comprehensive income was comprised of income of $998 thousand related to the fair value of derivative financial instruments, net of applicable income taxes of $784 thousand, and income of $8 thousand for unrealized appreciation of marketable securities, net of applicable income taxes of $7 thousand.

NOTE 5 - SEGMENT REPORTING

The Company has three reportable operating segments: real estate, including both real estate brokerage and relocation services; mortgage banking; and insurance services. The Company evaluates its segments based on pre-tax income. Financial information for the three operating segments is provided in the following table.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Real Estate	$65,421	$53,562	$102,429	$81,893
Mortgage Banking	1,951	2,147	3,818	3,119
Insurance Services	775	430	2,021	1,169
Total Segment Revenues	$68,147	$56,139	$108,268	$86,181

Net Revenues:
Real Estate	$22,293	$18,547	$35,298	$28,840
Mortgage Banking	1,951	2,147	3,818	3,119
Insurance Services	775	430	2,021	1,169
Total Segment Net Revenues	$25,019	$21,124	$41,137	$33,128

Pre-tax Income (Loss)
Real Estate	$5,139	$3,068	$1,659	$(1,315)
Mortgage Banking	779	954	1,465	1,091
Insurance Services	127	(99)	696	119
Total Segment Pre-tax Income (Loss)	$6,045	$3,923	$3,820	$(105)

Segment Assets at June 30:
Real Estate			$36,711	$35,739
Mortgage Banking			76,753	53,002
Insurance Services			2,596	1,775
Total Segment Assets			$116,060	$90,516

NOTE 6 - COMPUTATION OF BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic earnings (loss) per share and diluted earnings (loss) per share:

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net income (loss)	$3,386	$2,197	$2,140	$(59)

Denominator:
Basic weighted average shares	5,564	5,153	5,434	5,130
Effect of stock options	1,768	369	1,737	—
Diluted weighted average shares	7,332	5,522	7,171	5,130

Basic Earnings (Loss) per Share:
Net income (loss)	$0.61	$0.43	$0.39	$(0.01)

Diluted Earnings (Loss) per Share:
Net income (loss)	$0.46	$0.40	$0.30	$(0.01)

The effect of stock options was anti-dilutive for the six month period ended June 30, 2001.

In February 2002 the Company announced a 3 for 2 stock split in the form of a stock dividend to shareholders of record on March 12, 2002 and payable on March 28, 2002. Shares outstanding and earnings per share data in this report have been adjusted to reflect this split.

THE DEWOLFE COMPANIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During the second quarter of 2002, the Company reported a net income of $3.4 million as compared to net income of $2.2 million in the second quarter of 2001.  The Company reported a net income of $2.1 million for the first six months of 2002 as compared to a net loss of $59 thousand for the first six months of 2001. The increase in earnings during the second quarter and first six months of 2002 were primarily attributed to growth within the Company's existing real estate markets and increases in the Company’s mortgage and insurance businesses.

Results of Operations

Real Estate Brokerage Revenues:

Real estate brokerage revenues increased 22% in the second quarter of 2002 to $65.0 million, an increase of $11.8 million over the second quarter of 2001. For the first six months of 2002, real estate brokerage revenues increased 25% to $101.6 million, an increase of $20.4 million over the first six months of 2001. The increase in real estate brokerage revenues is primarily attributed to continued growth of the Company within the Company's existing real estate markets which the Company believes is the result of the continued low interest rate market, sales agent recruiting initiatives, and the Company’s integrated homeownership marketing strategy.

Real estate brokerage revenues included $2.8 million of revenues from relocation services in the second quarter of 2002 as compared to $2.5 million in the second quarter of 2001, an increase of 12%. Real estate brokerage revenues from relocation services were $4.7 million for the first six months of 2002, as compared to $4.4 million for the first six months of 2001, an increase of 8%.

Net revenues from real estate brokerage increased 20% or $3.7 million in the second quarter of 2002 to $21.9 million, and increased 22% or $6.3 million for the first six months of 2002 to $34.5 million.  Net real estate brokerage revenues as a percentage of real estate brokerage revenues decreased to 33.6% for the second quarter of 2002 as compared to 34.2% for the same period in 2001.  Net real estate brokerage revenues as a percentage of real estate brokerage revenues decreased to 33.9% for the first six months of 2002 as compared to 34.7% for the same period in 2001.  Net revenues from real estate brokerage are impacted by many factors, including those beyond the Company’s control, such as the number of co-brokered home sales and changes to the commission structures in order to attract and retain qualified sales associates.

Mortgage Revenues:

Mortgage revenues decreased 9% in the second quarter of 2002 to $2.0 million, a decrease of $196 thousand compared to the second quarter of 2001.  The decrease is primarily due to reductions in profit margins on loans sold. For the first six months of 2002, mortgage revenues increased 22% to $3.8 million, an increase of $699 thousand as compared to the same period in 2001.  The increase is primarily due to an increase in closed loan volume, which the Company believes was caused by the low interest rate market and expansion of the sales staff. The Company’s closed loan volume totaled $243.4 million in the second quarter of 2002 compared to $217.2 million for the second quarter of 2001.  For the first six months of 2002, the Company’s closed loan volume totaled $427.0 million compared to $336.7 million for the first six months of 2001.  The following table shows mortgage closings segmented between home purchase and refinance transactions (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,

	2002	2001	$ Increase (Decrease)	% Increase	2002	2001	$ Increase (Decrease)	% Increase
Purchase	$226.0	$164.7	$61.3	37%	$343.9	$255.8	$88.1	34%
Refinance	17.4	52.5	(35.1)	-67%	83.1	80.9	2.2	3%
	$243.4	$217.2	$26.2	12%	$427.0	$336.7	$90.3	27%

Insurance Revenues:

Insurance revenues increased 80% in the second quarter of 2002 to $775 thousand, an increase of $345 thousand from the second quarter of 2001. For the first six months of 2002, insurance revenues increased 73%, an increase of $852 thousand as compared to the first six months of 2001. The increase was primarily due to a higher percentage of homebuyers purchasing insurance from the Company as well as growth in the Company’s group insurance business, and growth in the Company’s renewal book of business.

Other Revenues

Other revenues, which primarily consist of revenues related to the reimbursement of real estate expenditures and other services, increased 26% in the second quarter of 2002 to $433 thousand, an increase of $89 thousand over 2001.  For the first six months of 2002, other revenues increased 22% to $807 thousand, an increase of $144 thousand over the same period in 2001. The increase was primarily due to growth in the Company’s real estate markets.

Operating Expenses:

Operating expenses increased 9% in the second quarter of 2002 to $19.1 million, an increase of $1.6 million over the second quarter of 2001. Operating expenses increased 12% for the first six months of 2002 to $37.6 million, an increase of $4.0 million compared to the first six months of 2001. The increase in operating expenses is primarily due to additional costs associated with increases in the Company’s overall business, along with implementation of new marketing strategies and investments in technologies and communications.

Interest Expense and Interest Income:

Interest expense decreased by $177 thousand in the second quarter of 2002 as compared to 2001. For the first six months of 2002, interest expense decreased by $281 thousand compared to the same period in 2001. These decreases are primarily due to decreases of $147 thousand and $200 thousand for the second quarter and first six months of 2002, respectively, in interest expense related to the Company's mortgage line of credit as well as a decrease in interest expense incurred on the Company's acquisition line of credit and other borrowings. The change in interest expense was primarily due to a decline in interest rates charged on the facilities.

Interest income decreased by $125 thousand in the second quarter of 2002 as compared to 2001.  For the first six months of 2002, interest income decreased by $99 thousand compared to the same period in 2001. These decreases are primarily due to a decrease in interest earned on bank accounts of $170 thousand and $426 thousand for the second quarter and first six months of 2002, respectively, partially offset by increases of $44 thousand and $327 thousand for the second quarter and first six months of 2002, respectively, in interest earned by the Company related to the increase in loan closings.  The change in interest earned on bank accounts was primarily due to a decline in interest rates.

Liquidity and Sources of Capital

Cash and cash equivalents at June 30, 2002 and December 31, 2001 were $13.0 million and $18.7 million, respectively.  Cash used in operating activities for the first six months of 2002 was $466 thousand as compared to $22.3 million for the first six months of 2001. The changes in cash used in operating activities in the first six months of 2002 and 2001 were primarily due to the increases in the Company’s mortgage loans held for sale which were funded by the Company’s mortgage line of credit. Net cash used relating to increases in mortgage loans held for sale was $2.3 million for the first six months of 2002 as compared to $21.0 million for the first six months of 2001.

Expenditures for property and equipment totaled $167 thousand in the first six months of 2002. Capital spending during this period was primarily attributed to the Company’s investment in improvements to acquired and existing sales offices and upgrades to systems and technology. The Company intends to continue to make expenditures for property and equipment in order to maintain its standards for a quality appearance and processing systems in all of the Company’s locations.

At December 31, 2001 the Company had various credit arrangements with Fleet Bank, N.A., including a $20.0 million acquisition line of credit, a revolving line of credit of $5.0 million, a relocation revolving line of credit of $5.0 million, and an equipment lease line of credit and chattel mortgage financing of $5.0 million.  The outstanding amount under the acquisition line of credit was $13.6 million at December 31, 2001. There was no outstanding amount under the revolving line of credit or the relocation revolving line of credit at  December 31, 2001.  The Company had outstanding balances under lease lines of credit and chattel mortgage financing of $3.9 million at December 31, 2001.

The Company’s credit arrangements with Fleet Bank, N.A. matured on April 28, 2002. As of May 1, 2002, the Company entered into an amended credit arrangement with Fleet Bank, N.A. Under the terms of the new credit arrangement the outstanding balance of $14.0 million under the Company’s acquisition line of credit was converted to a five year term note. Additionally, the Company entered into a $10.0 million line of credit to be used for acquisitions, relocation loans or working capital needs which replaced the separate acquisition line of credit, revolving line of credit and the relocation line of credit. The Company’s $5.0 million equipment lease line of credit and chattel mortgage financing remains in place.

The outstanding amount of the five year term note was $13.7 million at June 30, 2002.  There was no outstanding amount under the $10 million line of credit at June 30, 2002.  The Company had outstanding balances under the lease line of credit and chattel mortgage financing of $3.9 million at June 30, 2002.

In connection with the mortgage loan activity, the Company maintains a $60.0 million mortgage warehouse line of credit with Comerica National Bank that is used to finance mortgage loans that it originates. The credit line was temporarily increased to $75.0 million through August 31, 2002. The credit line had outstanding balances of $60.0 million and $62.2 million at June 30, 2002 and December 31, 2001, respectively.

During the third quarter of 2001 the Company authorized a stock repurchase plan of 300,000 shares of Company stock.  This plan superseded the Company’s prior repurchase plan. At June 30, 2002 the Company had purchased 41,700 shares of stock at a cost of $223 thousand under the new repurchase plan. There were no repurchases of stock during the first six months of 2002.

The Company considers its cash flow from operations combined with its borrowing capacity under its credit arrangements with Fleet Bank, N.A. and Comerica National Bank, to be adequate to fund continuing operations. However, the Company expects to continue to expand its existing businesses, which may include opening new real estate sales offices as well as making investments in or acquiring other real estate and or insurance businesses.  As a result, the Company from time-to-time may seek additional or alternate sources of debt or equity financing which may include the issuance of shares of the Company’s capital stock.

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

PART II.         OTHER INFORMATION

Item 4.             Submissions of Matters to a vote of Security Holders

The annual meeting of the shareholders was held on May 21, 2002 in Waltham, Massachusetts.  A brief description of each matter voted upon at the meeting and a tabulation of votes with respect to each such matter is attached as Exhibit (22).

Item 6.             Exhibits and Reports on Form 8-K

(a)               Exhibits

See Exhibit Index Included in this report

(b)              Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2002	THE DEWOLFE COMPANIES, INC.

	By:	/s/ James A. Marcotte
James A. Marcotte
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

June 30, 2002 Form 10-Q

ITEM	DESCRIPTION

3.1	Restated Articles of Organization (as amended)

22	Published Report Regarding Matters Submitted to a Vote of Security Holders

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002